Form 10QSB/A
period 2007-08-31
IWI HOLDING LTD
filed 2007-09-07
CIK 923168

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A
(Mark One)

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

OR

[ ]	TRANSITION REPORT UNDER SECTION 13 OF 15(d) OF THE EXCHANGE ACT OF 1934

  From the transition period from ____________ to ___________.

                        Commission File Number 33-133624

INTEGRATED MANAGEMENT INFORMATION, INC.
(Exact name of small business issuer as specified in its charter)

                Colorado                                            43-1802805
(State or other jurisdiction of incorporation or organization)                         (IRS Employer Identification No.)

221 Wilcox, Suite A, Castle Rock, CO 80104
(Address of principal executive offices)

(303) 895-3002
(Issuer's telephone number)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

Yes ☒ No ☐

Class                                           Shares Outstanding                                           Date
Common, $.001 par value                                 19,995,506                                            August 30, 2007

INTEGRATED MANAGEMENT INFORMATION, INC.

INDEX

INDEX

Page Number
PART I - FINANCIAL INFORMATION
Item 1.Financial Statements
Condensed Balance Sheets - June 30, 2007 (Unaudited) and December 31, 2006	3
Condensed Statements of Operations (Unaudited) - For the three months and six months ended June 30, 2007 and 2006	4
Condensed Statements of Cash Flows (Unaudited) - For the six months ended June 30, 2007 and 2006	5
Notes to Condensed Financial Statements (Unaudited)	6-11
Item 2.Management's Discussion and Analysis or Plan of Operations	11-16
Item 3. Controls and Procedures	16
PART II - OTHER INFORMATION
Item 1. Legal Proceedings	17
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	17
Item 3. Defaults Upon Senior Securities	17
Item 4. Submission of Matters to a Vote of Security Holders	17
Item 5. Other Information	17
Item 6. Exhibits	17
SIGNATURES	18
Certifications	19-22

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
Integrated Management Information, Inc.
Condensed Balance Sheet
	June 30, 2007 As Restated - See Note 9 (Unaudited)	December 31, 2006
Assets Current assets
Cash and cash equivalents	$86,291	$230,539
Accounts receivable, net of allowance of $20,000 and $21,950	139,349	178,159
Inventory	22,244	14,185
Prepaid expenses	26,389	33,435
Total current assets	274,273	456,318
Restricted cash
Cash restricted for payment of line of credit	50,000	50,000
Property and equipment
Equipment and furniture	129,654	115,409
Less accumulated depreciation	(89,602)	(83,792)
Net property and equipment	40,052	31,617
Other assets
Intangible assets, net	36,513	46,633
Goodwill	418,208	418,208
Total other assets	454,721	464,841
Total assets	$819,046	$1,002,776
Liabilities and shareholders' equity Liabilities Current liabilities
Note payable to bank	$156,622	$156,622
Note payable to Cattlefeeding.com, Inc.	350,000	----
Accounts payable	210,875	206,466
Accrued expenses	14,633	8,287
Deferred revenues	31,358	10,820
Total current liabilities	763,488	382,195
Note payable to Cattlefeeding.com, Inc.	---	350,000
Shareholders' equity
Common stock, par value $.001 per share. Authorized 95,000,000 shares; issued and outstanding 27,578,839 and 27,023,283 (8,250,000 held in treasury)	27,579	27,024
Additional paid-in capital	4,600,231	4,315,571
Treasury Stock of 8,250,000 shares	(1,485,000)	(1,485,000)
Retained (deficit)	(3,087,252)	(2,587,014)
Total shareholders' equity	55,558	270,581
Total liabilities and shareholders' equity	$819,046	$1,002,776
See accompanying notes to condensed financial statements

Integrated Management Information, Inc.
Condensed Statements of Operations
(Unaudited)

	Three months ended		Six months ended

	June 30,		June 30,
	2007	2006	2007	2006

Revenues	$529,952	320,568	$1,001,267	$661,028

Cost of sales	215,046	151,715	413,761	303,222

Gross profit	314,906	168,853	587,506	357,806

Selling, general and administrative expenses (1)	517,808	480,974	1,075,660	1,067,712

Loss from operations	(202,902)	(312,121)	(488,154)	(709,906)

Other income (expense)
Interest income	1,085	3,026	2,779	5,277
Interest expense	(7,740)	(5,719)	(14,863)	(11,567)

Net other expense	(6,655)	(2,693)	(12,084)	(6,290)

Loss before income taxes	(209,557)	(314,814)	(500,238)	(716,196)

Income taxes	---	---	---	---

Net loss	$(209,557)	$(314,814)	$(500,238)	$(716,196)

Earnings (loss) per share	$(0.01)	$(0.02)	$(0.03)	$(0.04)

Average shares outstanding	19,328,839	17,867,515	19,189,950	19,751,890

(1) Includes stock-based compensation
See Note 2	$14,427	$31,266	$35,215	$152,108

See accompanying notes to condensed financial statements

Integrated Management Information, Inc.
Condensed Statements of Cash Flows
(Unaudited)

	Six months ended

	June 30,
	2007	2006
Cash flows from operating activities
Net loss	$(500,238)	$(716,196)
Adjustments to reconcile net loss to net cash provided
by operating activities:
Depreciation and amortization	15,930	18,669
Provision for bad debts	16,595	15,238
Stock-based compensation (Note 2)	35,215	152,108

Changes in assets and liabilities
Accounts receivable	22,215	103,110
Inventory	(8,059)	2,292
Prepaid expenses	7,046	(16,115)
Accounts payable	4,409	(30,389)
Accrued expenses	6,346	4,798
Deferred revenues	20,538	(39,156)

Net cash used by operating activities	(380,003)	(505,641)

Cash flows from investing activities
Acquisition of property and equipment	(14,245)	(4,489)
Net cash used by investing activities	(14,245)	(4,489)

Cash flows from financing activities
Line of credit, net	---	(27,960)
Proceeds from sale of common stock	250,000	549,220
Restricted cash released from escrow	---	421,664
Purchase of Treasury Stock	---	(885,000)
Net cash provided by financing activities	250,000	57,924

Net decrease in cash and equivalents	(144,248)	(452,206)

Cash and cash equivalents at beginning of period	230,539	684,833

Cash and cash equivalents at end of period	$86,291	$232,627

Non-monetary transactions
Reclassification of Cattlefeeding.com note payable
from long-term to current                                                                    $         350,000            $                              ---

See accompanying notes to condensed financial statements

Integrated Management Information, Inc.
Notes to Condensed Financial Statements
Quarter Ended June 30, 2007 and 2006
(Unaudited)

Note 1 - Basis of presentation

All Common Stock shares are presented to reflect a 3 for 2 stock split approved by the shareholders on February 14, 2006.

We reorganized our corporate structure on March 20, 2006 to change the Company’s State of Incorporation from Delaware to Colorado. Common stock authorized was increased to 95,000,000 common shares, $.001 par value, from 50,000,000 shares of common stock, $.01 par value. Additionally 5,000,000 preferred shares, $.001 par value, were authorized. Our shareholders’ equity accounts have been restated to reflect the change in par value.

The accompanying condensed financial statements of the Company (other than the December 31, 2006 balance sheet, which has been derived from audited financial statements) are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States and with the instructions to Regulation S-X. The Company has continued to follow the accounting policies set forth in the audited financial statements included in its Form 10-KSB filed March 28, 2007 with the Securities and Exchange Commission. In the opinion of management, the interim financial information provided herein reflects all adjustments (consisting of normal and recurring adjustments) necessary for a fair presentation of the Company’s financial position as of June 30, 2007, and the results of operations for the three month and six month periods ended June 30, 2007 and 2006, and cash flows for the six month periods ended June 30, 2007 and 2006. The results of operations for the six months ended June 30, 2007 are not necessarily indicative of the results to be expected for the full year ending December 31, 2007.

These condensed financial statements and footnotes should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2006, included in its Form 10-KSB. See Note 9 for explanation of the re-statement of the June 30, 2007 balance sheet.

Restricted cash

An escrow account was created in November, 2005 for proceeds from stock sales in connection with a private offering. These funds totaling $421,664 were paid out in January 2006. The Company also has a $50,000 certificate of deposit which partially collateralizes a $225,000 line of credit. (See Note 4 - Note Payable/Line of Credit).

Website Development and Enhancement Costs

During the second quarter of 2007, the Company undertook enhancements to one of its US Verified websites. Pursuant to the Financial Accounting Standards Board (FASB) Emerging Issues Task Force (EITF) 00-2, “Accounting for Website Development Costs,” the Company capitalized $7,024 of costs directly associated with the enhancements. These costs will be amortized over three years.

In general, the Company does not capitalize costs associated with maintenance or the original development of web sites until the site is established and has proven the ability to attract subscribers and/or advertising revenues.

Going Concern

As shown in the accompanying financial statements, the Company has incurred losses from operations and negative cash flows from operations. During the first half of 2007, and the years 2006 and 2005, the Company’s growth was funded through a combination of cash flow from operations, convertible debt from private investors and private placement offerings. The Company expects that it will need to raise additional capital to accomplish its business objectives. The Company will continually evaluate all funding options including additional offerings of its securities to private, public and institutional investors and other credit facilities as they become available. There can be no assurance as to the availability or terms upon which financing alternatives might be available.

Note 2 - Stock-Based compensation

The Company issues new shares of its common stock to satisfy stock-based payments. As of June 30, 2007, 3,487,500 shares had been issued pursuant to approved plans for stock-based compensation.

Effective January 1, 2006, the Company prospectively adopted FAS123(R), Stock- Based Payments, and related Securities and Exchange Commission rules included in Staff Accounting Bulletin No. 107. Under this method, compensation cost recognized beginning January 1, 2006 will include costs related to all share-based payments granted subsequent to December 31, 2005 based on the grant-date fair value estimated in accordance with the provisions of FAS123(R). Compensation cost for stock options granted to employees is recognized ratably over the vesting period.

On February 1, 2006, the Company granted an aggregate of 1,650,000 options to its CFO in connection with his joining the company. The terms of the options were as follows:

Weighted average exercise price $0.99
Expiration   3 years from date of grant
Weighted average vesting period 9.2 months from date of grant

On July 1, 2007, all options were vested under this grant, of which none had been exercised. In the event the CFO is terminated or resigns and the options have not expired, the options will be exercisable for three years from the event date.

On January 1, 2007, the Company granted an aggregate of 375,000 options to its Chief Operating Officer and Vice President of Sales in connection with their joining the Company. The terms of these options were as follows:

Weighted average exercise price	$0.83
Expiration	3 years from date of grant
Weighted average vesting period	12 months from date of grant

Fair values were estimated using the Black-Scholes option pricing model, based on the following assumptions:

Dividend yield     0%
Expected volatility    35.9%
Risk-free interest rate    4.7%
Expected term of options (in years)  1.5-2.3

Dividend yield is based on the Company’s historical and anticipated policy of not paying cash dividends. Expected volatility is based on the “calculated value” method set forth in FAS123(R) (based on historical volatilities of appropriate industry sector indices) because the Company’s stock did not have historic share price data available as its stock was not publicly traded until November 15, 2006. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected term of the options. The expected term of options represents the period of time that options granted are expected to be outstanding giving consideration to vesting schedules.

Prior to January 1, 2006, the Company measured compensation cost for stock-based employee compensation plans using the intrinsic value method of accounting as prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. For non-employee stock-based compensations, the Company recognized expense in accordance with FAS123 and valued the equity securities based on the fair value of the security on the date of grant.

Compensation costs related to stock options for the three months ended June 30, 2007 and 2006 totaled $14,427 and $31,266, respectively, and for the six months ended June 30, 2007 and 2006 totaled $35,215 and $152,108, respectively.

Note 3 - Common stock

In October 2005, the Company began a private placement offering to sell a minimum of 1,200,000 and a maximum of 6,000,000 shares of Common Stock at $0.83 per share with net proceeds to be used for working capital, general corporate purposes and repurchase of Common Stock up to 8,250,000 shares from certain existing, related-party shareholders. Pursuant to this offering, in December 2005, the Company issued 1,665,600 shares of Common Stock for cash at $0.83 per share, which resulted in proceeds of $1,283,900, net of issuance costs of $104,100. Additionally, warrants to purchase 237,810 shares of Common Stock at $0.83 per share expiring in December 2009 were issued to the placement agent in connection with the offering. The offering continued into January 2006, and in February 2006, the Company completed the private placement offering and issued an additional 712,500 shares of Common Stock for cash at $0.83 per share, which resulted in proceeds of $549,219 net of issuance costs of $44,531. Concurrently, the Company purchased Treasury Stock of 1,050,000 shares at $0.50 per share from two members of the Company’s Board of Directors and 7,200,000 shares at $0.05 per share from the Company’s founders for an aggregate purchase price of $885,000. As additional consideration for the purchase of the foregoing shares from the Company’s founders, the Company granted options to purchase an aggregate of 6,000,000 shares of Common Stock to the founders. These options vest at 1,500,000 per year over a period beginning January 1, 2007 to January 1, 2010 at exercise prices of $1.67 for the first three million and $2.67 for the remaining three million. The options expire January 1, 2011. As these options were issued in connection with a capital transaction and are in nature, similar to warrants, their implied value ($600,000) as determined by utilizing the Black-Scholes options pricing model, has been added to the cost ($885,000) of the Treasury Stock. The assumptions for the model were identical to those set forth in Note 2.

In December 2006, the Company completed a private placement and issued 905,768 shares at an average price per share of $0.63 resulting in proceeds of $571,460.

In February 2007, the Company completed an additional private placement and issued 555, 556 shares at $0.45 resulting in proceeds of $250,000.

Note 4 - Note Payable/Line of Credit

On September 29, 2006, the Platte Valley Bank increased the Company’s line of credit from $100,000 to $225,000. The line of credit is collateralized by a $50,000 certificate of deposit and the personal guarantees of the founders and, in addition, a security in the founders’ Missouri home and the accounts receivable of the Company. Interest, which is payable monthly, is currently at an annual rate of 8.25%. The line of credit originally expired March 29, 2007, but has been extended through March 29, 2008. As of June 30, 2007, a total of $156,622 had been drawn on the line.

Note 5 - Related party transactions

In the first six months of 2007, there were no related party sales. The $101 account receivable from a related party at December 31, 2006 was paid in January 2007. There were no related party sales in the second quarter of 2006. In the first quarter of 2006, the Company recorded $1,850 in sales from a related party (father of Leann Saunders, a founding shareholder) and had an account receivable outstanding at June 30, 2006 in the amount of $1,140 which was subsequently paid.

Note 6 - Basic and diluted net loss per share

Net loss per share is calculated in accordance with the Statement of Financial Accounting Standards No. 128 (SOFAS No. 128), “Earnings per Share”. Basic net loss per share is based upon the weighted average number of common shares outstanding. Diluted net loss per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase Common Stock at the average market price during the period. Weighted average number of shares used to compute basic and diluted loss per share is the same in these financial statements since the effect of dilutive securities is anti-dilutive.

Note 7 - Commitments

In June 2006, the Company entered into a building lease for its new headquarters in Castle Rock, Colorado. The lease is for a period of five years and can be extended for an additional five years. The Company’s building lease in Platte City, Missouri was converted in February 2007 from a month-to-month basis to a one year period expiring in January 2008. The monthly rent is $1,550. In addition to the primary rent, both leases require additional payments for operating costs.

The annual primary lease payments are as follows:

Year   Amount
2007 (6 months)                          $31,542
2008              $46,592
2009          $46,170
2010                                              $47,322
2011                                              $23,952

The Company leases a copier machine which requires a base rent of $189 per month or $2,268 annually. The lease expires in September 2009.

Note 8 - Contingencies

Legal proceedings

The Company is and may be involved in various unresolved legal actions, administrative proceedings and claims in the ordinary course of business. Although it is not possible to predict with certainty the outcome of these unresolved actions, the Company believes these unresolved legal actions will not have a material effect on its financial position or results of operation.

Note 9 - June 30, 2007 Balance Sheet Restatement

Subsequent to filing its second quarter 2007 Form 10-QSB, the Company determined that the Cattlefeeding.com, Inc. unsecured note payable which had been classified as long-term, should be reclassified to current since the note is due on June 12, 2008. The following (See next page) presents the effect of reclassifying the note from long-term to current.

BALANCE SHEET

 June 30, 2007 (Unaudited)
	As Reported	Reclassification	As Restated
Assets Current assets
Cash and cash equivalents	$86,291		$86,291
Accounts receivable, net	139,349		139,349
Inventory	22,244		22,244
Prepaid expenses	26,389		26,389
Total current assets	274,273		274,273
Restricted cash
Cash restricted for payment of line of credit	50,000		50,000
Property and equipment
Equipment and furniture	129,654		129,654
Less accumulated depreciation	(89,602)		(89,602)
Net property and equipment	40,052		40,052
Other assets
Intangible assets, net	36,513		36,513
Goodwill	418,208		418,208
Total other assets	454,721		454,721
Total assets	$819,046		$819,046
Liabilities and shareholders' equity Liabilities Current liabilities
Notes payable to bank	$156,622		$$156,622
Note payable to Cattlefeeding.com, Inc.		350,000	350,000
Accounts payable	210,875		210,875
Accrued expenses	14,633		14,633
Deferred revenues	31,358		31,358
Total current liabilities	413,488	350,000	763,488
Note payable to Cattlefeeding.com, Inc.	350,000	(350,000)
Shareholders' equity
Common stock, par value $.001 per share.	27,579		27,579
Additional paid-in capital	4,600,231		4,600,231
Treasury Stock of 8,250,000 shares	(1,485,000)		(1,485,000)
Retained (deficit)	(3,087,252)		(3,087,252)
Total shareholders' equity	55,558		55,558
Total liabilities and shareholders' equity	$819,046	$0	$819,046

Note 10 - Subsequent Event, Stock Sale

On August 15, 2007, the Company completed the sale of 666,667 shares of its common stock at $0.15 per share, netting a total of $100,000. These shares were sold pursuant to an exemption registration provided by Section 4(2) of the
Securities Act of 1933. The proceeds from the sale of the shares will be used for general working capital purposes.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

We are engaged in the business of livestock tracking and herd management identification and verification solutions and consulting services for the livestock and the meat industry. We also maintain an internet portal dedicated to publishing news and trends in the agricultural industry and marketing products to this industry.

The following discussion and analysis contains forward-looking statements, which involve risk and uncertainties. Our actual results may differ significantly from the results, expectations and plans discussed in these forward-looking statements.

Overview

We were incorporated in 1998 as a Missouri corporation. In March 2005, we reincorporated in Delaware, and in March 2006, we changed our domicile from Delaware to Colorado.

Until December 31, 2004 we were structured as a Subchapter S corporation, as that term is defined in the Internal Revenue Code of 1986, as amended, with all income or loss passed through to the shareholders. Beginning on January 1, 2005 we converted to a Subchapter C corporation and began to be directly subject to federal and state income taxation.

On May 12, 2005, we completed an acquisition of the assets and assumed certain liabilities of Cattlefeeding.com, Inc. which owned and operated the Cattlenetwork.com and the Cattlestore.com websites. The sales, cost, and expenses resulting from this acquisition have been included in our results of operations since the acquisition date.

Customer demand for our solutions is, to a large extent supported by the U.S. beef industry’s voluntary participation in quality verification programs related to the export of beef to international markets, including Japan, Mexico, South Korea, Canada and Europe. Subsequent to the discovery of the first case of mad cow disease in the U.S. in December 2003, the governments of these and other countries banned the import of beef from the U.S. Since that time, based on increased confidence resulting from implementation of quality verification programs (such as those offered by us), some of these key export markets such as Mexico and Canada have reopened. The Japan market, which has historically been the largest, remained closed (with the exception of a brief period from December 2005 to January 2006) and then, on July 27, 2006 the Japanese re-opened their market, however, Japanese customers have been slow to buy U.S. beef. The Korean market has also been re-opened but has imposed requirements which make compliance extremely difficult. China remains closed. The opportunity to participate in export markets presents a strong indicator of potential demand for approved verification processes, which have become essential. However, during the time in which the export markets are constrained, demand for our verification products is limited as participation in verification programs in the U.S. is voluntary and is only required for exporting beef. However, even in the current environment, we have experienced increasing demand for our verification and identification programs, driven by growing demand in Japan and Europe and, in the U.S., marketing claims of NHTC (non-hormone treated cattle) and humane handling.

Liquidity and Capital Resources

At June 30, 2007, we had cash and cash equivalents of $86,291 and negative working capital of $489,215 (including the $350,000 Note Payable to Cattlefeeding.com, Inc. which was reclassified from long-term to current - See Note 9 to the condensed financial statements) compared to $230,539 of cash and cash equivalents and working capital of $74,123 at December 31, 2006. At December 31, 2005, we had restricted cash of $471,664, including $421,664 held in escrow for the purchase of treasury stock and a $50,000 certificate of deposit held as collateral against our line of credit. In the first quarter of 2006, the $421,664 held in escrow was released and the company acquired 8,250,000 shares of its common stock for an aggregate cash purchase price of $885,000.

Net cash used by operating activities during the six months ended June 30, 2007 was $380,003 compared to $505,641 used by operating activities during the six months ended June 30, 2006. The net cash used by operations, off-set by the $250,000 received in the first quarter 2007 from the sale of common stock, was the principal reason for the overall reduction in our cash and cash equivalents balance from December 31, 2006.

Net cash provided by financing activities was $250,000 compared to $57,924 provided by financing activities during the six months ended June 30, 2006. As further discussed in Note 3 to the condensed financial statements, the net cash provided by financing activities was related primarily to the completion of private placements off-set by the acquisition of treasury stock in the first quarter of 2006.

Accounts receivable decreased to $139,349 at June 30, 2007, compared to $178,159 at December 31, 2006. The decrease primarily relates to a $30,000 prepayment of an advertising contract and a reduction in the collection cycle.

Prepaid expenses as of June 30, 2007 were $26,389 compared to $33,435 as of December 31, 2006. The balances relate primarily to prepaid insurance and the decrease is primarily related to amortization over the policy periods.

Notes payable increased $350,000 due to the reclassification of the Cattlefeeding.com note payable from long-term to current - See Note 9 to the condensed financial statements.

Accounts payable and accrued expenses were $225,508 at June 30, 2007, compared to $214,753 at December 31, 2006. The increase relates primarily from sales and vendor activity compared to the fourth quarter of 2006.

Deferred revenue at June 30, 2007 was $31,358 compared to $10,820 at December 31, 2006. The increase in deferred revenue was primarily attributable to a six month prepayment of $30,000 on an advertising contract.

The Company is currently negotiating private placement offerings/commitments to supplement its financial resources to fund its operations for the next twelve months. On August 15, 2007 the Company closed a private placement transaction for $100,000 (See Note 10 to the condensed financial statements), however, without additional funding, or other sources of funding, the Company will not have adequate working capital to execute its business plan or pay the $350,000 CattleFeeding.com note payable which is due on June 12, 2008. At the present time we do not have formal commitments for such additional capital, and there can be no assurance that, if needed additional capital will be available to us on commercially acceptable terms, or at all. Additionally, if U.S. beef export markets, particularly that of Japan, were to close or other unanticipated factors impact our plan, we may require capital in addition to amounts currently being negotiated to support our operations.

As of June 30, 2007, the Company has no off-balance sheet arrangements of any type.

Results of Operations
Quarter Ended June 30, 2007 Compared to Quarter Ended June 30, 2006

Revenues

Revenues are derived from sales of our USVerified identification and verification solutions, related hardware products, and advertising and products related to our internet-based online information/news site and e-commerce site. Revenues for the quarter ended June 30, 2007 were $529,952, an increase of 65% over the 2006 amount of $320,568. The primary reason for the increase in sales was the continuing increase in demand for our US Verified identification and verification solutions and advertising on our cattlenetwork.com website as the traffic on the site continues expanding.

In mid-2005, the verification and identification US Verified programs were launched and received strong demand in anticipation of the Japanese border re-opening. The border re-opened in early December 2005 but was subsequently closed in January 2006 due to a non-conforming meat shipment unrelated to the company’s programs. The Japan border was re-opened again in late July so that 2006 reflects approximately 6 months of the Japan border being open. While Japanese customers have been slow to respond to U.S. beef, the re-opening has driven increased demand for our US Verified solutions. Marketing claims, including NHTC (non-hormone treated cattle) and humane handling, have also increased demand for our US Verified solutions.

In the second quarter of 2007, US Verified solutions revenue increased 63% to $306,485 from $188,018 in the second quarter of 2006. Related hardware sales, principally cattle identification ear tags, increased 57% to $45,596 in the second quarter of 2007 from $29,084 in 2006. Sales of our USVerified solutions are expected to represent a substantial proportion (in excess of 50%) of revenues in the future. We believe that customer demand for our USVerified solutions will increase substantially with the reopening of key export markets and increasing demand for verification of NHTC and humane handling marketing claims.

Revenue from our internet-based online web sites (Cattlenetwork.com and Cattlestore.com) acquired in May 2005, increased 72% to $177,871 in the second quarter of 2007 from $103,466 in 2006. The Cattlenetwork.com website, which derives the majority of revenue from advertising, increased 66% from $70,893 to $117,833 in the second quarter of 2007. The Cattlestore.com website, which was launched in late 2005, derives its revenue from lower margin e-commerce product sales. In the second quarter ended June 30, 2007, revenues from Cattlestore.com increased 84% from $32,573 in 2006 to $60,038.

Cost of Sales and Gross Margin

Cost of sales for the quarter ended June 30, 2007 were $215,046, an increase of 42% over the 2006 amount of $151,715. Gross margin increased to 59% of revenues for the second quarter of 2007 compared to 53% for 2006. The primary reasons for the increased margin and margin percent relates to the overall increase in revenue coupled with the higher advertising revenue and margins of Cattlenetwork.com. We anticipate that in the future, sales of our USVerified solutions and Cattlenetwork.com advertising revenue will constitute an increasing proportion of overall revenue, which will result in maintaining the overall gross margin percentage due to the comparatively higher margins of these products and service offerings.

Selling, General and Administrative Expenses

Selling, general and administrative (SG&A) expenses for the quarter ended June 30, 2007 were $517,808, an increase of 8% over the 2006 amount of $480,974. The primary categories effecting the overall increase of $36,834 in SG&A expenses relates to a planned transitional increase in permanent headcount which was off-set by a reduction in contracted services and legal, accounting and investor relations fees. Headcount increased from 15 from the second quarter of 2006 to 21 at the end of the second quarter 2007. These headcount increases were made to reduce reliance on contracted services, accommodate increasing demand for our US Verified offerings and further development and enhancements of the Company’s websites. In the second quarter of 2007, SG&A salary expense totaled $258,294, an increase of $140,556 from $117,738 in the second quarter of 2006. This increase was off-set by a $50,041 reduction in contracted services from $72,571 in the second quarter of 2006 to $22,530 in the second quarter of 2007 and a $56,322 reduction in legal, accounting and investor relations which totaled $89,411 in the second quarter of 2006 and $33,089 in the second quarter of 2007. This decrease reflects reduced activity in connection with going public expenses incurred in the second quarter of 2006.

Other Income (Expense)

Net other expense for the quarter ended June 30, 2007 increased to $6,655 from $2,693 for the quarter ended June 30, 2006 primarily reflecting an increased balance in the line of credit Note Payable.

Net Income (Loss)

As a result of the foregoing, the net loss for the quarter ended June 30, 2007 was $209,577, compared to $314,814 for the quarter ended June 30, 2006.

Results of Operations

Six months ended June 30, 2007 compared to six months ended June 30, 2006

Revenues

Revenues for the six months ended June 30, 2007 were $1,001,267 an increase of 52% over the 2006 amount of $661,028. The primary reason for the increase in sales was the continuing increase in demand for our US Verified identification and verification solutions and advertising on our cattlenetwork.com website.

US Verified solutions revenue increased 53% to $616,080 from $401,501 in the first half of 2006. Related hardware sales, principally cattle identification ear tags, increased 16% to $79,370 from $68,256 in the first six months of 2006. Sales of our US Verified solutions are expected to represent a substantial proportion (in excess of 50%) of revenues in the future. Revenue from our internet-based online websites (Cattlenetwork.com and Cattlestore.com) increased 60% to $305,817 from $191,271in the first 6months of 2006. The Cattlenetwork.com website, which derives the majority of revenue from advertising, increased 73% from $124,050 to $214,204 in the first half of 2007. The Cattlestore.com website, which derives its revenue from lower margin e-commerce product sales, increased revenue 36% from $67,221 to $91,613 in the first half of 2007.

Cost of Sales and Gross Margin

Cost of sales for the six months ended June 30, 2007 were $413,761, an increase of 36% over the 2006 amount of $303,222. Gross margin increased to 59% of revenues for the six months ended June 30, 2007 from 54% for 2006. The primary reason for the increased margin and margin percent relates to the overall increase in revenue coupled with a higher content of advertising revenue and margins associated with Cattlenetwork.com. We anticipate that in the future, sales of our US Verified solutions and Cattlenetwork.com advertising revenue will constitute an increasing proportion of overall revenue, which will result in maintaining the overall gross margin percentage due to the comparatively higher margins of these products and service offerings.

Selling, General and Administrative Expenses
For the six months ended June 30, 2007, SG&A expenses increased slightly to $1,075,660, an increase of less than 1% over the 2006 amount of $1,067,712. The major components effecting SG&A expenses relate to a planned transitional increase in permanent headcount which was more than off-set by a reduction in contracted services, legal, accounting and investor relations fees, and non-cash stock based compensation expenses. Salaries for the six months ended June 30, 2007 increased $266,119 to $506,419 from $240,300 for the first six months of 2006 which was partially off-set by a corresponding decrease in contracted services of $155,655 from $180,382 for the six months ended June 30, 2006 to $24,717 for the first six months of 2007. Headcount increased from 15 at June 30, 2006 to 21 at June 30, 2007. Legal, accounting and investor relations fees decreased $34,211 from $143, 552 in the first 6 months of 2006 to $109,341 in the first half of 2007 primarily as a result of reduced legal fees in connection with the process of filing Registration Statements to register the Company’s stock. Stock-based compensation incurred in connection with the adoption of FAS123(R) in January 2006 decreased $116,892 primarily because there were 600,000 options granted and vested in February 2006. For the six months ended 2006, stock-based compensation totaled $152,108 versus $35,216 in the first half of 2007. Based on stock options granted to date and the related vesting periods, stock-based compensation will be $1,313 per quarter for the remainder of the year.

Other Income (Expense)
Net other expense for the six months ended June 30, 2007 increased to $12,084 from $6,290 for the six months ended June 30, 2006 primarily reflecting an increased balance of $84,582 in the line of credit Note Payable.

Net Income (Loss)
As a result of the foregoing, the net loss for the six months ended June 30, 2007 was $500,238 compared to $716,196 for the six months ended June 30, 2006.

Critical Accounting Policies and Estimates

The preparation of financial statements requires management to make estimates and assumptions that affect the amounts reported. The estimates that required management’s most difficult subjective or complex judgments are described below.

Impairment of Goodwill

We recorded goodwill as a result of the acquisition of Cattlefeeding.com, Inc. Following the end of 2005 and 2006, an assessment was made whether any of the goodwill recorded had been impaired. After an assessment by us and reviewed by the independent accountants, no impairment charge was taken.

Allowance for Doubtful Accounts

The allowance for doubtful accounts is based on management’s best assessment of our outstanding receivables.

ITEM 3. CONTROLS AND PROCEDURES

Based on their evaluation, as of a date within ninety days of the filing of this Report on form 10-Q, our Chief Executive Officer and Chief Accounting Officer concluded that our disclosure controls and procedures (as defined in Rules (13a-14 and 15d-14 under the Securities Exchange Act of 1934) are effective. There have been no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not a party to any pending legal proceeding. We are not aware of any contemplated legal proceeding by a governmental authority or a private party involving IMI Global.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

EXHIBIT NO.	IDENTIFICATION OF EXHIBIT

31.1	Certification Pursuant to 18 U.S.C Section 1350, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to 18 U.S.C Section 1350, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to 18 U.S.C Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to 18 U.S.C Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTEGRATED MANAGEMENT INFORMATION, INC.

Date: September 5, 2007                  By: /s/ John Saunders
                                John Saunders
                                                                                                            Principal Executive Officer

Date: September 5, 2007                                              By: /s/ Mark D. McGregor
                                    Mark D. McGregor
                                                                    Principal Accounting Officer

Exhibit 31.1

CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER PURSUANT TO 18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, John Saunders, certify that:

1. I have reviewed this Form 10-QSB of INTEGRATED MANAGEMENT INFORMATION, INC.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4. The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f))** for the small business issuer and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Date: September 5, 2007

/s/ John Saunders
John Saunders , Chief Executive Officer

Exhibit 31.2

CERTIFICATION OF PRINCIPAL ACCOUNTING OFFICER PURSUNAT TO 18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Mark D. McGregor, certify that:

1. I have reviewed this Form 10-QSB of INTEGRATED MANAGEMENT INFORMATION, INC., Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4. The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f))** for the small business issuer and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer’s internal control over financial reporting; and

5. The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Date: September 5, 2007

/s/ Mark D. McGregor

Mark D. McGregor, Principal Accounting Officer

Exhibit 32.1
CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO
18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE
SARBANES-OXLEY ACT OF 2002

I, John Saunders, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of INTEGRATED MANAGEMENT INFORMATION, INC. on Form 10-QSB for the quarterly period ended June 30, 2007 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Form 10-QSB fairly presents in all material respects the financial condition and results of operations of INTEGRATED MANAGEMENT INFORMATION, INC.

By: /s/ John Saunders
----------------------------
Name: John Saunders
Title: Chief Executive Officer
September 5, 2007

Exhibit 32.1
CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO
18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE
SARBANES-OXLEY ACT OF 2002

I, Mark D. McGregor, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of INTEGRATED MANAGEMENT INFORMATION, INC. on Form 10-QSB for the quarterly period ended June 30, 2007 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Form 10-QSB fairly presents in all material respects the financial condition and results of operations of INTEGRATED MANAGEMENT INFORMATION, INC.

By: /s/ Mark D. McGregor
----------------------------
Name: Mark D. McGregor
Title: Principal Accounting Officer
September 5, 2007