Form 10-K
period 2009-12-31
Unilava Corp
filed 2010-04-15
CIK 923168

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

(Mark One)

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 For the fiscal year ended December 31, 2009

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 For the transition period from ____, 2009 to December 31 2009

UNILAVA CORPORATION

(Name of registrant as specified in its charter)

Wyoming	80-0568736
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

353 Sacramento Street, Suite 1500 , San Francisco California 94111
(Address of principal executive offices) (Zip Code)

(415) 321-3490
Registrant's telephone number, including area code

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act:  Common Stock, no par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.      YES ☐      NO ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.     YES ☐      NO ☒

Indicate by check mark whether the registrant (1) has filed all  reports  required to be filed by Section 13 or 15(d) of the Exchange  Act  during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been  subject to such filing  requirements  for the past 90 days. YES ☒      NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporation Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files).    ☐

Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a small reporting company. See definition of “large accelerated filer”, “accelerated filer” and “small reporting company” in Rule 12b-2 of the Securities Exchange Act of 1934.
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

State issuer's revenues for its most recent fiscal year: $7,346,308

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2009 was $982 based on a closing sale price of $03 on June 30, 2009 and 32,719 share held by non-affiliates on such date.

                The number of shares outstanding of the issuer's classes of Common Stock as of December 31, 2009.

Common Stock, no par value –  100,051,107 Shares

DOCUMENTS INCORPORATED BY REFERENCE:  NONE

UNILAVA CORPORATION

TABLE OF CONTENTS

	PART I	Page

Item 1.	Business	4

Item 1A.	Risk Factors	18

Item 2.	Properties	23

Item 3.	Legal Proceedings	23

Item 4.	Submission of Matters to a Vote of Security Holders	23

	PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities	23

Item 6.	Selected Financial Data	250

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	25

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	29

Item 8.	Financial Statements and Supplementary Data	29

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	29

Item 9A(T).	Controls and Procedures	29

Item 9B.	Other Information	30

	PART III

Item 10.	Directors, Executive Officers and Corporate Governance	31

Item 11.	Executive Compensation	34

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matter	35

Item 13.	Certain Relationships and Related Transactions, and Director Independence	36

Item 14.	Principal Accounting Fees and Services	36

	PART IV

Item 15.	Exhibits, Financial Statements Schedules	38

	SIGNATURES	39

PART I

Item 1.    DESCRIPTION OF BUSINESS

GENERAL

Unilava Corporation (“Unilava,” “we,” “us,” “our,” or the “Company”) is a diversified communications holding company incorporated under the laws of the State of Wyoming in 2009 and has its principal executive offices at 353 Sacramento Street, Suite 1500, San Francisco, California 94111 (telephone number 415-321-3490). We maintain an Internet website at www.unilava.com. (This website address is for information only and is not intended to be an active link or to incorporate any website information into this document.)  We make available, free of charge, on our website our annual report on Form 10-K, our quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the Securities and Exchange Commission (SEC). We also make available on that website, and in print, if any stockholder or other person so requests, our code of business conduct and ethics entitled “Code of Ethics” applicable to all employees and Directors, our “Corporate Governance Guidelines,” and the charters for all committees of our Board of Directors, including Audit, Human Resources and Corporate Governance and Nominating. Any changes to our Code of Ethics or waiver of our Code of Ethics for senior financial officers, executive officers or Directors will be posted on that website.

Unilava, with its operations primarily conducted by its subsidiaries, provides a variety of communications services, products, and equipment that address the needs of small to enterprise businesses and consumers under the Unilava corporate brand which includes our retail brands consisting of TelavaTM, CountryconnectTM, TelavaTM Mobile, Local Area Yellow Pages, Ttoore, Counia, and Nationwide Roadside Assistance. We are licensed to provide long distance services in 41 States and local phone services in 11 States. Through our carrier-grade microwave wireless broadband infrastructure and broadband Internet access partners, we offer mobile and high-definition IP-hosted voice services to residential, small and medium enterprises. We deliver small business a comprehensive and integrated suite of fee-based online and mobile advertising and web services. Headquartered in San Francisco, we have regional offices in Chicago, Seoul, Hong Kong, and Beijing.

History

Unilava, Corporation, a Wyoming corporation, was originally incorporated in the British Virgin Islands and was known as IWI Holding Limited (“IWI”) . IWI was engaged in the international jewelry business through a US subsidiary. IWI went public via an initial public offering in 1994, and disposed of the subsidiary on December 31, 2007. On September 21, 2009, IWI entered into an Agreement pursuant to which IWI acquired at closing on September 30, 2009 all of the outstanding shares of Telava Networks, Inc., a Nevada corporation (“Telava”), in exchange for 55 million newly issued shares of common stock. In addition, certain preferred stock of IWI which had been issued in 1994 for 3,644,880 was converted into 45 million shares of common stock. In connection with the closing of the acquisition, the Telava management was appointed as the members of IWI management, IWI continued as a Wyoming corporation, and the name of IWI was changed to Unilava Corporation (“Unilava”).

Our Business

We are emerging as a leading provider of communications services in the United States and the world. We offer our services and products to consumers, businesses, and other providers in the U.S. and worldwide. The services and products that we offer vary by market, and include: wireless communications, local exchange services, long-distance services, data/broadband and Internet services, video services, telecommunications equipment, wholesale services and directory advertising and publishing. We group our operating subsidiaries as follows, corresponding to our operating segments for financial reporting purposes:

·	wireless subsidiaries provide both wireless voice and data communications services across the U.S. and, through agreements, in a substantial number of foreign countries,
·	wireline subsidiaries provide primarily landline voice and data communication services, high-speed broadband and voice services,
·	advertising solutions subsidiaries publish Local Area Yellow Pages directories and sell directory advertising and Internet-based advertising and local search.
·	other subsidiaries provide results from all corporate and other operations.

Item 1.    DESCRIPTION OF BUSINESS - continued

Our traditional wireline local exchange subsidiaries operate in 22 states: Alabama, Arkansas, California, Connecticut, Illinois, Indiana, Florida, Georgia, Kentucky, Louisiana, Kansas, Michigan, Mississippi, Missouri, Nevada, North Carolina, Ohio, Oklahoma, South Carolina, Tennessee, Texas and Wisconsin (22-state area). Our wireline local exchange services are provided through regulated subsidiaries which operate within authorized regions subject to regulation by each state in which they operate and by the Federal Communications Commission (FCC). Wireless service providers are regulated by the FCC.

With the expansion of our company through acquisitions and the resulting ownership consolidation of IBFA Acquisitions, and with continuing advances in technology, we plan to offer new services that combine our traditional wireline and wireless services, thereby making our customers’ lives more convenient and productive and fostering competition and further innovation in the communications and entertainment industry. In 2010, we plan to focus on the areas discussed below.

Wireless

Telava Mobile began operations in January 2009 as a subsidiary of Telava Networks, Inc. We provide certain wireless services on our third generation (3G) network and second generation (2G) network. Through our mobile virtual network operator (MVNO) relationships, we offer 3G services with nationwide coverage in all 50 states, Puerto Rico and the U.S. Virgin Islands, utilizing code division multiple access (CDMA) or global system for mobile communications (GSM). In February 2010, we announced the TelavaTM Broadband Bullet 3G unlimited service that allows compatible devices to enjoy the speeds of our 3G services where available. This initiative incorporates selling, marketing, product development, and operations resources to address growing non-traditional data needs, which covers a wide variety of products and services including telematics, in-vehicle devices, e-readers, specialized medical devices, and other original equipment manufacturer devices.

We believe that our value-driven wireless price plans are very competitive. Our TelavaTM Mobile CDMA prepaid price plans include low and unlimited monthly voice plans and unlimited text service options. Our TelavaTM Mobile GSM unlimited prepaid price plans bundle together with popular local and international texting services with traditional mobile voice calling at attractive price points. The addition of unlimited plans provides subscribers unlimited mobile-to-mobile calling from our Network to and from any wireless phone on any U.S. wireless carrier network or landline at no additional charge. Our TelavaTM Mobile unique prepaid price plans include monthly hybrid plans and voice and data per usage plans. Subscribers may opt for automatic refill in any increments $5 or above to add money to their accounts. Subscribers utilize a credit card, debit card or PayPal account to credit their accounts automatically on a monthly basis or when their accounts reach a specified minimum amount.

Our CDMA third generation (3G) network, an all-digital wireless network that allow us to provide service in all 50 states, Puerto Rico and the U.S. Virgin Islands, uses a single frequency band and a digital spread-spectrum wireless technology that allows a large number of users to access the band by assigning a code to all voice and data bits, sending a scrambled transmission of the encoded bits over the air and reassembling the voice and data into its original format. We provide nationwide service through a combination of operating our own digital network in both major and smaller U.S. metropolitan areas and rural connecting routes using CDMA technology, affiliations under commercial arrangements with third-party affiliates and roaming on other providers’ networks.

Our GSM third generation (3G) network technology covers most major metropolitan areas of the U.S. This technology provides superior speeds for data and video services, as well as operating efficiencies, using the same spectrum and infrastructure for voice and data on an IP-based platform. Our wireless network also relies on digital transmission technologies known as Global System for Mobile Communication (GSM), General Packet Radio Services (GPRS) and Enhanced Data Rates for GSM Evolution (EDGE) for data communications.  Our GSM network have also announced plans to transition our network to more advanced Long Term Evolution technology in 2011 as network equipment and handsets are expected to become widely available.

Item 1.    DESCRIPTION OF BUSINESS - continued

As the wireless industry continues to mature, we believe that future wireless growth will become increasingly dependent on our ability to offer integrated handsets and other innovative devices such as GPS tracking and medical devices and innovative services that will encourage existing customers to upgrade their services and will attract customers from other providers as well as our ability to minimize turnover of our existing customer base (customer churn). We intend to accomplish these goals by continuing to expand our network coverage, improve our network quality and offer a broad array of products and services. The effective management of customer churn is critical to our ability to maximize revenue growth and to maintain and improve our operating margins.

Business Customers

We expect to continue to strengthen the reach and sophistication of our network facilities and our ability to offer a variety of communications services, both wireless and wireline, to large businesses and wholesale customers worldwide. We expect to offer similar services to small- and medium-businesses and to increase the attractiveness of our services to governmental customers. We also expect to extend our wholesale business offerings to other service products and systems integration services.

Data &Voice Services

Wireless data communications services include mobile productivity applications, such as Internet access and messaging and email services; wireless photo and video offerings; location-based capabilities, including asset and fleet management, dispatch services and navigation tools; and mobile entertainment applications all from a wireless handset.

As the communications industry continues to move toward internet-based technologies that are capable of blending traditional wireline and wireless services, we plan to offer services that take advantage of these new and more sophisticated technologies. In particular, we intend to continue to focus on deploying our integrated communications services, including high-speed broadband, VoIP and video services and on developing internet protocol-based services that allow customers to unite their home or business wireline services with their wireless service.

Wireless voice communications services include basic local and long distance wireless voice services, as well as voicemail, call waiting, three-way calling, caller identification, directory assistance, call forwarding, and speakerphone. We also provide voice and data services to areas in numerous countries outside of the United States through contract arrangements.

Voice over Internet Protocol (VoIP) is generally used to describe the transmission of voice using Internet-Protocol-based technology rather than a traditional wire and switch-based telephone network. We use this technology to provide voice services at a lower cost because this technology uses bandwidth more efficiently than a traditional network and has not been subject to traditional telephone industry regulation. While the development of VoIP has resulted in increased competition for our wireless and wireline voice services, it also presents growth opportunities for us to develop new products for our customers.

Item 1.    DESCRIPTION OF BUSINESS - continued

BUSINESS OPERATIONS

OPERATING BUSINESSES

Our business units offer different products and services over various technology platforms and are managed accordingly.  We make our capital allocations decisions primarily based on the network (wireless or wireline)providing services. Interest expense and other income (expense) – net, are managed only on a total company basis and are, accordingly, reflected only in consolidated results. Therefore, these items are not included in the calculation of each operation’s percentage of our total income. We have four operations:  (1) Wireless; (2) Wireline; (3) Advertising Solutions; and (4) Other.

WIRELESS

Wireless consists of our subsidiary, Telava Mobile, which operates as a wireless provider to both business and consumer customers.

Services and Products

We offer a comprehensive range of high-quality nationwide wireless voice communications services in a variety of prepaid pricing plans. Our voice offerings are tailored to meet the communications needs of targeted customer segments, including youth, family, active professionals, small businesses, and major national corporate accounts.

Service
Our voice service is offered on a no contract, referred to as prepaid. Service is prepaid and provided on a monthly basis according to the applicable rate plan chosen. Our wireless services include basic local wireless communications service, long-distance service and roaming services. We offer prepaid service to meet the demands of distinct consumer segments, such as the youth market, families and small business customers, who prefer to control usage or pay in advance.

Equipment
We sell a wide variety of handsets and personal computer wireless data cards manufactured by various suppliers for use with our voice and data services.  We sell through our online stores or through agents or third-party retail stores.  We also sell accessories, such as carrying cases, hands-free devices, batteries, battery chargers and other items, to consumers, as well as to agents and other third-party distributors for resale. We generally offer subscribers a discount on equipment to initiate or upgrade service.  Our subscriber base also includes emerging devices (e.g., eReaders and mobile navigation devices) purchased by consumers from third-party suppliers.

WIRELINE

Our Wireline subsidiaries provide both retail and resell communication services domestically and internationally. Our Wireline operation provided approximately 43% of 2009 operating revenues. We divide our wireline services into three product-based categories: local, long distance and other.  Revenues from our traditional voice services have been declining as customers have been switching to wireless, cable and other internet-based providers. In addition, the continuing economic recession has caused wireline customers to terminate their residential or business phone service as individuals have lost jobs or otherwise combined households and businesses have closed or reduced operations. We have responded by offering packages of combined voice and data services, including broadband and video, and intend to continue this strategy during 2010.

Services and Products

Voice
Voice includes traditional local and long-distance service provided to retail customers and wholesale access to our network and individual network elements provided to competitors. At December 31, 2009, our wireline subsidiaries served approximately 55,000 consumer access lines. We also have a number of integrated voice and data services, such as integrated network connections, that provide customers the ability to integrate access for their voice and data services, the data component of which is included in the data category. Additionally, voice revenues do not include any of our VoIP revenues, which are included in data revenues.

Item 1.    DESCRIPTION OF BUSINESS - continued

Long distance consists of traditional long distance and international long distance for customers that select us as their primary long-distance carrier. Long distance also includes services provided by calling card, 1-800 services and conference calling. These services are used in a wide variety of business applications, including sales, reservation centers or customer service centers. We also provide wholesale switched access service to other service providers.

Voice also includes calling features, fees to maintain wire located inside customer premises and other miscellaneous voice products.   Calling features are enhanced telephone services available to retail customers such as Caller ID, Call Waiting and voice mail. These calling features services are generally more profitable than basic local phone service.

Data
Data includes traditional products, such as switched and dedicated transport, Internet access and network integration, and data equipment sales, and U-verse services. Additionally, data products include high-speed connections such as private lines, packet, dedicated Internet and enterprise networking services, as well as products such as DSL/broadband, dial-up Internet access and Wi-Fi (local radio frequency commonly known as wireless fidelity). We also provide businesses voice applications over IP-based networks. Over the past several years, we have established third-party arrangements to offer new multi-protocol label switching/asynchronous transfer mode, or MPLS/ATM network, and other extensive global data networks. These products allow us to provide highly complex global data networks.

Private Line uses high-capacity digital circuits to transmit from point-to-point in multiple configurations and allows customers to create internal data networks and to access external data networks.

Switched Transport services transmit data using switching equipment to transfer the data between multiple lines before reaching its destination. Dedicated Transport services use a single direct line to transmit data between destinations. DSL is a digital modem technology that converts existing twisted-pair telephone lines into access paths for multimedia and high-speed data communications to the Internet or private networks. DSL allows customers to simultaneously make a phone call and access information via the Internet or an office local area network. Digital Services use dedicated digital circuits to transmit digital data at various high rates of speed.

Internet access services include a wide range of products for residences and businesses, Internet services offered include basic dial-up access service, dedicated access, web hosting, e-mail and high-speed access services.

Packet services consist of data networks using packet switching and transmission technologies, including traditional circuit-based, and IP connectivity services. Packet services enable customers to transmit large volumes of data economically and securely and are used for local area network interconnection, remote site, point of sale and branch office communications. High-speed packet services are used extensively by enterprise (large business) customers.

Dedicated Internet services are designed to meet the needs of all types of commercial and governmental enterprises, including small and medium sized businesses. Our managed Internet services provide customers with dedicated high-speed access to the Internet managed by us.

Enterprise networking services provide comprehensive support from network design, implementation and installation to ongoing network operations and management for networks of varying scales, including local area networks, wide area networks, and virtual private networks. These services include applications such as e-mail, order entry systems, employee directories, human resource transactions and other database applications.

Customer premises equipment and other equipment sales range from single-line and cordless telephones to sophisticated digital PBX systems. PBX is a private telephone switching system, typically used by businesses and usually located on a customer’s premises, which provides intra-premise telephone services as well as access to our network.

Item 1.    DESCRIPTION OF BUSINESS - continued

ADVERTISING SOLUTIONS

Advertising Solutions includes our directory operations, which sell Yellow Pages online Internet-based directory advertising and local search. The online business directory is a comprehensive and invaluable business portal that allows searchers to quickly access local and online business information, including instant maps, direct links to featured business websites, and other valuable tools and resources. The Advertising Solutions provided approximately 55% of total operating revenues. This operation sells advertising services throughout the United States and in South Korea under the brand name Local Info Pages, Inc. (LIP).  Headquartered in Seoul, LIP, a Unilava wholly owned subsidiary, is one of the leading direct marketing and business service companies in Korea. We connect advertisers to targeted audiences through its network advertising products and services. Through acquisition of website from Ttoore/Counia, we enable advertisers to directly reach consumers with branded media products, coupons and other advertisements. Consumers trust us to deliver the best values in town via direct and online coupons. For advertisers, we offer business advertising solutions by enabling them to sell their products and services in person, online or through the mail.

LIP offers brands that include:

*	Ttoore – the familiar coupon advertising book reaching more than 72 million households and businesses in South Korea.

*	Ttoore.com and Counia.com – the trusted local coupon website consumers visit frequently for savings and values.

*
Local114.co.kr – South Korea’s online yellow pages and business service provider enabling emerging enterprises with bundled solutions, including website development, internet advertising, and other member value-added services.

OTHER

Our Other businesses include operations from Nationwide Roadside Assistance, our roadside services subsidiary, operator services, corporate and other operations. The Other operations provided approximately 2% of total operating revenues.

GOVERNMENT REGULATION

Wireless communications providers must be licensed by the FCC to provide communications services at specified spectrum frequencies within specified geographic areas and must comply with the rules and policies governing the use of the spectrum as adopted by the FCC. Wireless licenses are issued for a fixed time period, typically ten years, and we must seek renewal of these licenses.  While the FCC has generally renewed licenses given to operating companies such as us, the FCC has authority to both revoke a license for cause and to deny a license renewal if a renewal is not in the public interest. Additionally, while wireless communications providers’ prices and service offerings are generally not subject to regulation, the federal government and an increasing number of states are considering new regulations and legislation relating to various aspects of wireless services.

Our wireline subsidiaries are subject to regulation by state commissions which have the power to regulate intrastate rates and services, including local, long-distance and network access services. These subsidiaries are also subject to the jurisdiction of the FCC with respect to interstate and international rates and services, including interstate access charges. Access charges are designed to compensate our wireline subsidiaries for the use of their networks by other carriers.

Our subsidiaries operating outside the U.S. are subject to the jurisdiction of national and supranational regulatory authorities in the market where service is provided. Regulation is generally limited to operational licensing authority for the provision of enterprise services.

Item 1.    DESCRIPTION OF BUSINESS - continued

IMPORTANCE, DURATION AND EFFECT OF LICENSES

Certain of our subsidiaries have licenses to various patents, copyrights, trademarks and other intellectual property necessary to conduct business. Our subsidiaries also hold government-issued licenses or franchises to provide wireline or wireless services. We actively pursue patents, trademarks and service marks to protect our intellectual property within the U.S. and abroad. We maintain a portfolio of trademark and service mark registrations. We have also entered into agreements that permit other companies, in exchange for fees and subject to appropriate safeguards and restrictions, to utilize certain of our trademarks and service marks.

MAJOR CUSTOMER

No customer accounted for 10% or more of our consolidated revenues in 2009, 2008 or 2007.

COMPETITION

We believe that the market for wireless services has been and will continue to be characterized by intense competition on the basis of price, the types of services and devices offered and quality of service. We compete with a number of wireless carriers, including four national wireless companies: AT&T, Verizon Wireless, Sprint, and T-Mobile. Our primary competitors offer voice, high-speed data, entertainment and location-based services that are designed to compete with our products and services. AT&T and Verizon also offer competitive wireless services packaged with local and long distance voice, high-speed Internet services and video. Our prepaid services compete with a number of carriers and resellers including Metro PCS Communications, Inc., Leap Wireless International, Inc. and TracFone Wireless, which offer competitively-priced calling plans that include unlimited local calling. Additionally, AT&T, T-Mobile, Sprint and Verizon also offer competitive prepaid services and wholesale service to resellers. Competition will increase to the extent that new firms enter the market if additional radio spectrum is made available for commercial wireless services. We also expect competition to increase as a result of other technologies and services that are developed and introduced in the future, including potentially those using unlicensed spectrum and long term evolution (LTE). Wholesale services and products also contribute to increased competition. In some instances, resellers that use our network and offer like services compete against our offerings.

Most markets in which we operate have high rates of penetration for wireless services, thereby limiting the growth of subscribers of wireless services. As the wireless market matures, it is becoming increasingly important to retain existing subscribers in addition to attracting new subscribers. We and our competitors continue to offer more service plans that combine voice and data offerings, plans that allow users to add additional mobile devices to their plans at attractive rates, plans with a higher number of bundled minutes included in the fixed monthly charge for the plan, plans that offer the ability to share minutes among a group of related subscribers, or combinations of these features. Consumers respond to these plans by migrating to those they deem most attractive. In addition, wireless carriers also try to appeal to subscribers by offering devices at prices significantly lower than their acquisition cost, and we may offer higher cost devices at greater discounts than our competitors, with the expectation that the loss incurred on the device will be offset by future service revenue. As a result, we and our competitors recognize immediate losses that will not be recovered until future periods when service is provided. Our ability to effectively compete in the wireless business is dependent upon our ability to retain existing and attract new subscribers in an increasingly competitive marketplace.

RESEARCH AND DEVELOPMENT

The majority of our research activities are related to our wireline segment, performed at our subsidiary Telava Networks. Telava Networks’ engineers conduct research in a variety of areas, including IP; advanced network design and architecture; network operations support systems; data mining technologies and other communication technologies. The engineers work with our business units to create new services and invent tools and systems to manage secure and reliable networks for us and our customers.

Item 1.    DESCRIPTION OF BUSINESS - continued

EMPLOYEES

As of December 31, 2009, we employed approximately 40 persons.

The Company Network Footprint

We own microwave tower network components and have nationwide access to multiple microwave towers and more traditional network attributes including major carrier Points of Presence (POPs).  Incremental to these network assets including leased fiber capacity, our own microwave network is primarily located in alternate tier rural markets by circumstance and design. Access to non-owned assets is through lease arrangements, strategic alliances, or reciprocal agreements, which provide interactive connectivity from Tier 1 cities out to our underserved secondary and tertiary markets.

A portion of our wireless network solution and applications consists of (i) P2P bandwidth delivery; (ii) multiple P2MP delivery; (iii) associated customer premise equipment (CPE); and (iv) IP specific applications including entertainment and business oriented data transfer. The network is designed to be scalable as more access points and CPE are deployed. With intelligent network design, there is no physical limit to the number of access points that can be deployed in metropolitan and/or rural markets thus providing for scalable bandwidth capacity and local area coverage to meet individual market demands as they grow. For P2MP deployment, access point radios currently have a service radius of approximately 15 to 30 miles depending on terrain. Access point radios can be located nearly anywhere, including company owned towers, building roof tops, existing cellular sites, paging or television towers, water tanks, or even unique clandestine locations, such as inside church steeples. Current CPE access is through rooftops, side-of-building or through wireless modems located inside customer locations. It is expected that these options will expand as technology convergence and new technology opportunities are available.

Our financial trigger-point model initiates capital investment, when appropriate, to migrate “off-net” customers to our network as it becomes cost effective. The model defines the revenue required to warrant capital investment and still maintain positive cash flow. Margins can increase from 33% to over 70% when the network is fully owned, as opposed to being leased. The model also identifies recurring and non-recurring costs, and includes overhead, training, and sales expenses.

Due to the rapid and positive evolution of factors that continue to encourage growth in the communications sector, along with the acquisition opportunities that lend themselves to the current environment, we have projected a substantial increase in our customer base and top line revenue, and expect to maintain positive EBITDA. The map below (Figure 1) shows a representative wireless network footprint and identifies access to fiber capacity and reciprocal wireless networks.

Item 1.    DESCRIPTION OF BUSINESS - continued

Figure 1: Network Footprint

In addition to our footprint, we have access to multiple network components as well as to 2.3 GHz licensed spectrum in the southeast of the U.S.

COMMUNICATIONS TECHNOLOGY

“Last Mile” is a phrase used to describe customer connectivity of a voice or data transmission path to the network.  For 100 years, last mile service was the exclusive domain of the local telephone company, but deregulation changed that.  Now multiple virtual local operators, wireless companies and cable and satellite companies provide last mile connectivity for data and voice.  More changes are in store as the convergence of technology evolves and new wireless technologies, like 802.16 WiMAX, are implemented.  This is a brief review of the various last mile technologies, as an aid to readers in understanding this strategic business plan.

Voice Communications

Since the invention of the telephone, voice communications has used dedicated circuit-switched voice networks.  Circuit-switching allocates a line, or circuit, to a single call for the duration of that call. Early circuit-switching was made manually by telephone operators, who were first replaced by automated electromechanical and then by digital telephone exchanges, which connect circuits based upon the number dialed by the caller.

During the past twenty years, wireline telephones have been augmented by mobile phones, which communicate wirelessly with a nearby base station.  Each base station is connected to the public telephone system, the “backhaul” connection, either by copper or fixed wireless transmission.  Mobile telephones operate on cellular networks, meaning that each operator’s coverage area is divided into a number of cells, each with its own base station. The coverage area of each cell varies based upon numerous factors, including:

* Power of the signal being transmitted
* Terrain: mountains, valleys and tall buildings reduce signal range necessitating smaller cells
* Frequency of the transmission: higher frequencies have shorter range
* Likely peak demand of the population being supported
* Bandwidth allocated to the operator

More frequency spectrum creates more system capacity, enabling more simultaneous users to be supported. In the United States, signal power, frequency allocation and base station locations are all controlled by the Federal Communications Commission (“FCC”).

Item 1.    DESCRIPTION OF BUSINESS - continued

A key element of a wireless network is seamless hand off between cells, so that a mobile phone user traveling between cells can continue a conversation uninterrupted as they move from one cell to the next.  First-generation (1G) mobile phones introduced in the 1980s were large, high power analog devices.  Second generation mobile phones (2G) introduced in the 1990s used digital signal modulation and lower power to support more users, albeit with a reduction in range and often call quality.  2G operators divide their FCC-allocated bandwidth into carriers, then into channels and, finally, into slots.  This channelization is accomplished by air interface equipment at the base station using one of three basic methods:

* Frequency Division Multiple Access (FDMA)
* Time Division Multiple Access (TDMA)
* Code Division Multiple Access (CDMA)

The combination of different channelization methods and diverse frequencies are the reasons that a single mobile phone will not work on all networks in all countries.

Data Communications

The widespread adoption of computers by both business and government entities during the past forty years has created tremendous demand for digital data communications.  Initially, networks were built from point-to-point connections using modems to transmit digital data over the existing analog telephone infrastructure at very slow data rates.  To address increasing demand for data communications services, telephone companies began selling digital circuits at a variety of data rates, from copper T1 connections providing 1.54 Mbps up to fiber optic OC-192 connections providing 622 Mbps.

Academic, military and business Wide-Area Networks (“WAN”) had existed for many years.  The advent of the Internet in the 1990s created the first open public WAN and massive incremental demand for data communications from both private and business users.  The TCP/IP communications protocol has been essential to the success of the Internet.  Historically, computer companies, such as IBM and DEC, defined proprietary communications protocols that only their equipment used, forcing business users to select computer products from a single vendor in order to ensure that they worked together.  The advent of TCP/IP changed the model by enabling equipment and software from one vendor to talk with equipment and software from any other vendor.  TCP/IP is a packet switched protocol, meaning that the data to be communicated is broken up into small packets, each of which is sent separately across the network to be reassembled at its destination. TCP/IP packet switching provides a number of advantages over circuit switching:

Network circuits are no longer tied up by a single user for the duration of a conversation.  Each packet is very small and can be transmitted quickly, followed by a packet from another user, or process.  With a fast enough connection each user, or process, achieves results similar to a dedicated connection.

A Packet specifies its destination, not the means by which it should get there.  In fact, all trips across the Internet take multiple ‘hops’ where a packet is sent via several intermediate locations before reaching its final destination.  At each hop, the next hop is determined by intelligent network routers from multiple possible routes providing both redundancy and scalability.

Broadcast Communications

A broadcast signal delivers the same content to a broad audience simultaneously. Terrestrial wireless radio introduced commercial broadcasting, followed some years later by television.  In both cases, a signal broadcast from a transmission tower is received by a broad audience within the tower’s coverage area using an antenna. Multiple signals are transmitted by different broadcasters to the same audience on different frequencies and each listener/viewer selects which broadcast they wish to receive by filtering out the unwanted frequencies using a radio or television tuner.  In order to provide live national coverage, television broadcasters began using satellites so that a single signal could be sent to multiple broadcast towers simultaneously, which, in turn, transmit the signal to local audiences.  In order to maximize advertising revenue, broadcasters sell media slots at national and local levels by overlaying a national satellite feed with a local feed.

Item 1.    DESCRIPTION OF BUSINESS - continued

Cable television companies have made significant last-mile infrastructure investments during the past twenty years, installing coaxial cable to every house in their service area.  They aggregate many live and off-air video feeds either by satellite or high-speed wireline data communications, and deliver those feeds to the viewer’s cable decoder. Unlike broadcast television, cable networks are bi-directional enabling the cable company to remotely monitor the set-top box and viewers to make interactive requests such as pay- per-view.  The figure 3 shows representation of the broadcast communications functionality:

Figure 3. Broadcast communications

Satellite television eliminates the need for local terrestrial re-transmission of the signal by sending it directly to the consumer’s satellite dish.  The advent of high-power satellites has enabled broad consumer adoption by reducing the price of service and the diameter of consumer satellite dishes.  Satellite last mile delivery is often unidirectional, requiring the viewer to use a telephone line to send pay-per-view requests to the satellite broadcaster.

Network Convergence

The wide array of voice and data communications options available today cause businesses and consumers to purchase multiple single-purpose communications devices and services to complete their daily tasks.  Workers typically have a personal computer connected to the company Local Area Network (“LAN”), which, in turn, is connected to the Internet.  In addition, there is a phone per employee connected to a company Private Branch Exchange (“PBX”), which is, in turn, connected to the public telephone system.  Many companies also provide cell phones and laptops to mobile employees.  Most consumers have a telephone, a mobile phone, radios, televisions, cable or satellite television tuners, a home computer, an ISP account and, increasingly, a cable or DSL modem.  In each case, there is an expensive duplication of voice, data and broadcast infrastructure.

Network convergence is becoming reality: mobile phones now receive email, PDAs include cellular voice and data connectivity, cordless phones switch to cellular networks when out of range, laptops support video conferencing, televisions and computers have been integrated into a single device, and even the refrigerator has not escaped being Internet enabled by Korean electronics company LG. The goal of network convergence is to provide access to voice, data and broadcast services simultaneously from a single network connection using a single network protocol, TCP/IP.

Item 1.    DESCRIPTION OF BUSINESS - continued

Figure 4: Network Convergence

Convergence will reduce costs, simplify networking, and encourage creativity with a host of new network connection products.  Voice over IP (“VoIP”) has been used between computers for some time, but broad adoption has been delayed for a number of reasons, including:

The widely deployed TCP/IP v4 guarantees neither the delivery order of data packets nor Quality of Service (“QoS”).  This is an issue for voice communications where it is important that there is low latency.

TCP/IP v4 was never conceived to support the number of connected devices being deployed and it will run out of addresses in the not too distant future.

TCP/IP provides no native security.

Although many technical shortcomings have been addressed in TCP/IPv6, the existing networking infrastructure investment means that it will take time before there is widespread Ipv6 support.  In spite of these limitations, both AT&T and Verizon have announced that they will launch consumer VoIP service soon, and many corporate networks have been using point-to-point VoIP for some time. Network convergence will be a reality within the next decade and will have a profound impact on the communications as network access devices; content and value added services are unbundled.  The Company is already witnessing this as represented below:

•	Established television broadcasting networks focus on content creation, licensing their original programming to various cable and satellite companies for distribution
•	AOL and MSN are selling content packages to consumers who have broadband network access provided by their local phone or cable company
•
Music and movies are being sold and delivered online as content providers are forced to embrace the compelling distribution economics of the Internet, comforted with more robust digital rights management

Telephone companies, currently being forced to eliminate the distinction between local and long distance calls, will rethink their international calling model as an increasing population of VoIP users call anywhere in the world at little or no charge.  Telephone hardware vendors are facing stiff competition from IP networking companies and network convergence is providing businesses and consumers with an increasing number of network options that best suit their needs and budget.

Broadband

While TCP/IP has become the universal communications protocol there will be no standardization of the physical communication medium.  In fact, there is an increasingly wide variety of wireline and wireless technologies catering to specific requirements and environments. The major categories are listed in Figure 5.

Item 1.    DESCRIPTION OF BUSINESS - continued

Figure 5. Last

Wireline

Wireline access provides reliable and cost effective means of broadband service for the majority of home and business users.  For consumers there is little to choose between cable and ADSL.  In both systems network operators have restricted upstream performance to limit the systems usefulness in a business environment. DSL service provides symmetric upstream and downstream capabilities and is aimed primarily at small business users.  Medium size businesses typically installed T1 to T3 lines providing a symmetrical throughput from 1.5 Mbps to 44 Mbps.  During the past several years the similar performance of DSL offerings has placed strong downward pressure on the price of T1 lines.

Fiber optic connections provide the highest throughput of any available technology.  They were originally developed to provide backhaul capabilities for network providers, but are increasingly being used by large or highly network intensive businesses such as a web hosting and video conferencing.

Wireless – Satellite

The majority of commercially available satellites are geostationary, meaning that they are in synchronous orbit 22,300 miles above the Earth, usefully enabling fixed ground based transponders to always point at the satellite.  Historically, satellites have been used for long range telecommunications backhaul, such as transatlantic voice conversations and national broadcasts of live events, but they are increasingly being positioned as a last mile broadband technology.  Service providers, such as Intelsat, provide high data rate connections to business users.  For consumers, last mile satellite fares less well, because consumer satellite dishes are significantly less powerful than the satellite operators’ transponders for both cost and licensing reasons.  This creates heavily asymmetrical data rates and, in some cases, there is no upstream capability at all.  One of the natural advantages of satellite communications is the broad footprint cast by a geostationary satellite enabling cost effective coverage in sparsely populated areas, over oceans and in the air.

Wireless – 2.5G and 3G cellular

Smartphones, connected Personal Digital Assistants (“PDAs”), laptops and network operator’s desire for incremental revenue are driving demand for higher speed mobile data services.  The global rollout of 3G cellular technology, which promises mobile data rates of up to 2 Mbps, was expected several years ago, but didn’t materialize due to high spectrum licensing fees extracted from prospective 3G operators.

Item 1.    DESCRIPTION OF BUSINESS - continued

During the 1990s, the majority of the world standardized on the European developed GSM standard for 2G phones, the notable exceptions being the United States and Japan. GSM, which is used by over 70% of subscribers worldwide, uses TDMA over three frequency bands: 900 MHz, 1,800 MHz and 1,900 MHz. In order to begin addressing demand for cellular data services, European operators began deploying 2.5G solutions to cost-effectively upgrade existing 2G base stations, to provide data rates comparable with dialup modems.  In parallel with the rollout of 2.5G services, market leaders Ericsson and Nokia developed hybrid 2.5G/3G handsets and base stations to enable a smooth transition from GSM/GPRS to the 3G WCDMA system.

In contrast to the Europeans, United States cellular operators deployed a variety of incompatible 2G technologies ensuring that phones from each operator would only work with that operator’s network.  During the last few years, faced with increasing demand for data services and no clear migration path from existing proprietary systems, United States cellular operators began deploying GSM/GPRS networks.  Users can now use the same handset on multiple domestic and international networks.

Wireless – 802.11 WiFi

802.11b is a widely deployed Wireless Local Area Network (“WLAN”) technology, which provides connectivity between two peer devices, or between multiple devices and an Access Point (AP) at speeds varying between 1 Mbps and 11 Mbps with a range of up to 300ft.  The effective data rate is dependent upon the distance between devices and the number and density of any physical barriers between them. 802.11g operate in the same crowded 2.4GHz frequency band as 802.11b using three non-overlapping channels.  This makes both 802.11b and 802.11g interference prone.  The advantage of 802.11g is that it provides a notional maximum data rate of 54 Mbps, but backward compatibility with 802.11b devices and interference typically reduces this rate substantially.  802.11a is more likely to deliver 54 Mbps because it operates in the 5.2 GHz spectrum and uses sophisticated OFDM modulation which is less susceptible to interference.  The downsides to 802.11a are that the device range is typically half that of 802.11b/g and the devices are more expensive.

There has been some confusion between 802.11 and 2.5G/3G cellular data services.  In reality, the technologies are designed to accomplish very different tasks: 802.11 is a short range, high speed local area network replacement with high power consumption making it impractical for very small devices.  Conversely, 2.5G and 3G cellular data networks provide lower peak data rates, but offer long range coverage with seamless cell-to-cell connection transfer and low power consumption required for small devices.

Wireless – Bluetooth PAN

A Personal Area Network (“PAN”) enables multiple devices within close physical proximity of the user to communicate wirelessly.  Bluetooth has become synonymous with PANs, although it was originally conceived by Ericsson to eliminate the wiring between computer peripherals and to replace fragile line-of-sight infrared.  Bluetooth v1.1 operates in unlicensed 2.4 GHz spectrum, has a maximum range of about 10 meters and supports a data rate of 0.92 Mbps (USB v1.1 communicates at 1.5 Mbps).  Most importantly, Bluetooth chipsets are cheap; prices have fallen to about $5 as production volume has increased.  Over 2,000 device manufacturers now support Bluetooth and almost all new mobile phones and PDAs incorporate it.

Wireless – 802.16 WiMAX

802.16 is designed as a Metropolitan Area Network (MAN) technology and has a range of up to 30 miles, providing symmetrical data rates as high as 100 Mbps.  While a primary market for this technology is the provision wireless backhaul from 802.11 access points, it can also provide wireless last mile service to both fixed and mobile users.  In an effort to drive sales of portable electronic devices using its chips, Intel has become a leader in developing WiMAX chips for telecommunications infrastructure providers.  The radio equipment required to support 802.16 currently consumes more power and costs significantly more per node than WiFi configurations.

Item 1A.   RISK FACTORS

Investing in shares of the Registrant’s common stock involves a high degree of risk. Before investing in its common stock, careful consideration will need to be given to the following risks, together with the financial and other information contained in this prospectus. If any of the following risks actually occur, our business, prospects, financial condition and results of operations could be adversely affected. In that case, the trading price of its common stock would likely decline and all or a part of any investment could be lost.

Risks Related to Our Businesses

We face intense competition, including from companies with greater resources, which could adversely affect our growth and could lead to decreased revenues.

Several companies, including Google, Microsoft, Verizon, and Yahoo!, currently market Internet Yellow Pages or local search services that directly compete with our services and products.  We may not compete effectively with existing and potential competitors for several reasons, including the following:

·	some competitors have longer operating histories and greater financial and other resources than we have and are in better financial condition than we are;
·	some competitors have better name recognition, as well as larger, more established, and more extensive marketing, customer service, and customer support capabilities than we have;
·
some competitors may supply a broader range of services, enabling them to serve more or all of their customers’ needs. This could limit our sales and strengthen our competitors’ existing relationships with their customers, including our current and potential IAP advertisers;

·	some competitors may be able to better adapt to changing market conditions and customer demand; and
·
barriers to entry are not significant.  As a result, other companies that are not currently involved in the Internet-based Yellow Pages advertising business may enter the market or develop technology that reduces the need for our services.

Increased competitive pressure could lead to reduced market share, as well as lower prices and reduced margins for our services.  If we experience reductions in our revenue for any reason, our margins may continue to decline, which would adversely affect our results of operations.  We cannot assure you that we will be able to compete successfully in the future.

Our success depends upon our ability to establish and maintain relationships with our advertisers.

Our ability to generate revenue depends upon our ability to maintain relationships with our existing advertisers, to attract new advertisers to sign up for revenue-generating services, and to generate traffic to our advertisers’ websites.  We primarily use telemarketing efforts to attract new advertisers.  These telemarketing efforts may not produce satisfactory results in the future.  We attempt to maintain relationships with our advertisers through customer service and delivery of traffic to their businesses.  An inability to either attract additional advertisers to use our service or to maintain relationships with our advertisers could have a material adverse effect on our business, prospects, financial condition, and results of operations.

If we do not introduce new or enhanced offerings to our advertisers and users, we may be unable to attract and retain those advertisers and users, which would significantly impede our ability to generate revenue.

We will need to introduce new or enhanced products and services in order to attract and retain advertisers and users and to remain competitive.  We may experience difficulties that could delay or prevent us from introducing new products and services.  If we do not periodically enhance our existing products and services, develop new technologies that address our advertisers’ and users’ needs and preferences, or respond to emerging technological advances and industry standards and practices on a timely and cost-effective basis, our products and services may not be attractive to advertisers and users, which would significantly impede our revenue growth. In addition, our reputation and our brand could be damaged if any new product or service introduction is not favorably received.

Item 1A.   RISK FACTORS - continued

Our quarterly results of operations could fluctuate due to factors outside of our control.

Our operating results have historically fluctuated significantly and we have experienced recent declines in net revenues and operating profits.  We could continue to experience fluctuations or continued declining operating results due to factors that may or may not be within our control.  Such factors include the following:

•   fluctuating demand for our services, which may depend on a number of factors including
•   changes in economic conditions and our IAP advertisers’ profitability,
•   varying IAP advertiser response rates to our direct marketing efforts
•    our ability to complete direct mailing solicitations on a timely basis each month,,
•   changes in our direct marketing efforts,
•   IAP advertiser refunds or cancellations, and
•   our ability to continue to bill through LEC billing, ACH billing or credit card channels rather than through direct invoicing;
•   market acceptance of new or enhanced versions of our services or products;
•   price competition or pricing changes by us or our competitors;
•   new product offerings or other actions by our competitors;
•   the amount and timing of expenditures for expansion of our operations, including the hiring of new employees, capital expenditures, and related costs;
•   technical difficulties or failures affecting our systems or the Internet in general;
•   a decline in Internet traffic at our website;
•   the cost of acquiring, and the availability of, information for our database of potential advertisers; and
•   the fixed nature of a significant amount of our operating expenses.

The loss of our ability to bill IAP advertisers through our Local Exchange Carriers on the IAP advertisers’ telephone bills would adversely impact our results of operations.

We currently bill our advertisers through (i) their local exchange carrier (“LEC”).  Similar to the local Regional Bell Operating Companies, we are approved to bill our products and services directly on some of our advertisers’ local telephone bill through their LEC, commonly referred to as their local telephone company.  We believe that this is an efficient and cost-effective billing method as compared to direct billing methods.

The existence of the LECs is the result of federal legislation.  In the same manner, Congress could pass future legislation that obviates the existence of or the need for the LECs.  Additionally, regulatory agencies could limit or prevent our ability to use the LECs to bill our advertisers.  The introduction of and advancement of new technologies, such as WiFi technology or other wireless-related technologies, could render unnecessary the existence of fixed telecommunication lines, which also could obviate the need for and access to the LECs. Finally, we have historically been affected by the LECs’ internal policies.  With respect to certain LECs, such policies are becoming more stringent. Our inability to use the LECs to bill our advertisers through their monthly telephone bills would result in increased dilution and decreased revenues and would have a material adverse impact on our financial condition and results of operations.

Our revenue may decline over time due to the involvement of the CLECs in the local telephone markets.

Due to competition in the telephony industry, many business customers are finding alternative telephone suppliers, such as Competitive Local Exchange Carriers, or CLECs, that offer less expensive alternatives to the LECs.  When the LECs effectuate a price increase, many business customers look for an alternative telephone company, which may be a CLEC.  When our advertising customers switch service providers from the LECs to a CLEC, we are precluded from billing these customers on their monthly telephone bill and must instead convert them to alternative billing methods such as ACH billing or direct invoicing.  This conversion process can be disruptive to our operations and result in lost revenue.  We cannot provide any assurances that our efforts will be successful. We may experience future increases in dilution of our customer base that we are able to bill on their monthly telephone bills, which, in turn, may result in decreases in our revenue.

Item 1A.   RISK FACTORS - continued

We depend upon our executive officers and key personnel.

Our performance depends substantially on the performance of our executive officers and other key personnel.  The success of our business in the future will depend on our ability to attract, train, retain, and motivate high quality personnel, especially highly qualified technical and managerial personnel.  The loss of services of any executive officers or key personnel could have a material adverse effect on our business, results of operations or financial condition.

Competition for talented personnel is intense, and there is no assurance that we will be able to continue to attract, train, retain or motivate other highly qualified technical and managerial personnel in the future.  In addition, market conditions may require us to pay higher compensation to qualified management and technical personnel than we currently anticipate.  Any inability to attract and retain qualified management and technical personnel in the future could have a material adverse effect on our business, prospects, financial condition, and results of operations.

Our ability to efficiently process new advertiser sign-ups and to bill our advertisers monthly depends upon our third party service providers and billing aggregators and processors, respectively.

We currently use third party service providers to provide us with advertiser information at the point of sign-up for our Internet Advertising Package.  Our ability to gather information to bill our advertisers at the point of sign-up could be adversely affected if one or more of these providers experiences a disruption in its operations or ceases to do business with us.  Any disruption in these third parties’ ability to perform these functions could adversely affect our financial condition and results of operations.

We depend upon third parties to provide certain services and software, and our business may suffer if the relationships upon which we depend fail to produce the expected benefits or are terminated.

We depend upon third-party software to operate certain of our services.  The failure of this software to perform as expected would have a material adverse effect on our business.  Additionally, although we believe that several alternative sources for this software are available, any failure to obtain and maintain the rights to use such software would have a material adverse effect on our business, prospects, financial condition, and results of operations.

The market for our services is uncertain.

The demand and market acceptance for our services may be subject to a high level of uncertainty.   Advertisers and users may not adopt or continue to use Internet-base Yellow Pages services and other online services that we may offer in the future.  Advertisers may find Internet Yellow Pages advertising to be less effective for meeting their business needs than traditional methods of Yellow Pages or other advertising and marketing.  Our business, prospects, financial condition or results of operations will be materially and adversely affected if potential advertisers do not adopt Internet Yellow Pages as an important component of their advertising expenditures.

Our business is subject to a strict regulatory environment.

Existing laws and regulations and any future regulation may have a material adverse effect on our business.  For example, we believe that our direct marketing programs meet existing requirements of the United States Federal Trade Commission.  Any changes to FTC requirements or changes in our direct or other marketing practices, however, could result in our marketing practices failing to comply with FTC regulations.

We may not be able to adequately protect our intellectual property rights.

Our success depends both on our internally developed technology and our third party technology. We rely on a variety of trademarks, service marks, and designs to promote our brand names and identity.  We also rely on a combination of contractual provisions, confidentiality procedures, and trademark, copyright, trade secrecy, unfair competition, and other intellectual property laws to protect the proprietary aspects of our products and services.  Legal standards relating to the validity, enforceability, and scope of the protection of certain intellectual property rights in Internet-related industries are uncertain and still evolving. The steps we take to protect our intellectual property rights may not be adequate to protect our intellectual property and may not prevent our competitors from gaining access to our intellectual property and proprietary information.  In addition, we cannot provide assurance that courts will always uphold our intellectual property rights or enforce the contractual arrangements that we have entered into to protect our proprietary technology.

Item 1A.   RISK FACTORS - continued

Risks Related to the Internet

We may not be able to adapt as the Internet, Internet Yellow Pages services, and IAP advertiser demands continue to evolve.

Our failure to respond in a timely manner to changing market conditions or client requirements could have a material adverse effect on our business, prospects, financial condition, and results of operations. The Internet, e-commerce, and the Internet Yellow Pages industry are characterized by:

·	rapid technological change;
·	changes in advertiser and user requirements and preferences;
·	frequent new product and service introductions embodying new technologies; and
·	the emergence of new industry standards and practices that could render our existing service offerings, technology, and hardware and software infrastructure obsolete.

In order to compete successfully in the future, we must

·	enhance our existing services and develop new services and technology that address the increasingly sophisticated and varied needs of our prospective or current IAP advertisers;
·	license, develop or acquire technologies useful in our business on a timely basis; and
·	respond to technological advances and emerging industry standards and practices on a cost-effective and timely basis.

We may be required to keep pace with rapid technological change in the Internet industry.

In order to remain competitive, we will be required continually to enhance and improve the functionality and features of our existing services, which could require us to invest significant capital.  We may not have the funds or technical know-how to upgrade our services, technology, and systems.  If we face material delays in introducing new services, products, and enhancements, our advertisers and users may forego the use of our services and select those of our competitors, in which event our business, prospects, financial condition, and results of operations could be materially and adversely affected.

Regulation of the Internet may adversely affect our business.

Due to the increasing popularity and use of the Internet and online services such as online Yellow Pages, federal, state, local, and foreign governments may adopt laws and regulations, or amend existing laws and regulations, with respect to the Internet and other online services.  These laws and regulations may affect issues such as user privacy, pricing, content, taxation, copyrights, distribution, and quality of products and services.  Any new legislation could hinder the growth in use of the Internet generally or in our industry and could impose additional burdens on companies conducting business online, which could, in turn, decrease the demand for our services, increase our cost of doing business, or otherwise have a material adverse effect on our business, prospects, financial condition, and results of operations.

Our business could be negatively impacted if the security of the Internet becomes compromised.

To the extent that our activities involve the storage and transmission of proprietary information about our advertisers or users, security breaches could damage our reputation and expose us to a risk of loss or litigation and possible liability.  We may be required to expend significant capital and other resources to protect against security breaches or to minimize problems caused by security breaches.  Our security measures may not prevent security breaches. Our failure to prevent these security breaches or a misappropriation of proprietary information may have a material adverse effect on our business, prospects, financial condition, and results of operations.

Item 1A.   RISK FACTORS - continued

Our technical systems could be vulnerable to online security risks, service interruptions or damage to our systems.

Our systems and operations may be vulnerable to damage or interruption from fire, floods, power loss, telecommunications failures, break-ins, sabotage, computer viruses, penetration of our network by unauthorized computer users or “hackers,” natural disaster, and similar events.  Preventing, alleviating, or eliminating computer viruses and other service-related or security problems may require interruptions, delays or cessation of service.  We may need to expend significant resources protecting against the threat of security breaches or alleviating potential or actual service interruptions.  The occurrence of such unanticipated problems or security breaches could cause material interruptions or delays in our business, loss of data, or misappropriation of proprietary or IAP advertiser-related information or could render us unable to provide services to our IAP advertisers for an indeterminate length of time.  The occurrence of any or all of these events could materially and adversely affect our business, prospects, financial condition, and results of operations.

Risks Related to Our Securities

Stock prices of technology companies have declined precipitously at times in the past and the trading price of our common stock is likely to be volatile, which could result in substantial losses to investors.

The trading price of our common stock has been volatile over the past few years and investors could experience losses in response to factors including the following, many of which are beyond our control:

·	decreased demand in the Internet services sector;
·	variations in our operating results;
·	announcements of technological innovations or new services by us or our competitors;
·	changes in expectations of our future financial performance, including financial estimates by securities analysts and investors;
·	our failure to meet analysts’ expectations;
·	changes in operating and stock price performance of other technology companies similar to us;
·	conditions or trends in the technology industry;
·	additions or departures of key personnel; and
·	future sales of our common stock.

Domestic and international stock markets often experience significant price and volume fluctuations that are unrelated to the operating performance of companies with securities trading in those markets.  These fluctuations, as well as political events, terrorist attacks, threatened or actual war, and general economic conditions unrelated to our performance, may adversely affect the price of our common stock.  In the past, securities holders of other companies often have initiated securities class action litigation against those companies following periods of volatility in the market price of those companies’ securities.  If the market price of our stock fluctuates and our stockholders initiate this type of litigation, we could incur substantial costs and experience a diversion of our management’s attention and resources, regardless of the outcome.  This could materially and adversely affect our business, prospects, financial condition, and results of operations.

Risks Relating to the Company

The Registrant is an early stage company with a history of losses. At this stage of development, the Company is subject to the following risks:

•	the results of operations may fluctuate significantly, which may adversely affect the value of an investment in its common stock;
•	the Company may be unable to develop and deploy its network, expand its services, meet the objectives it has established for its business strategy or grow its business profitably, if at all;
•	it may be difficult to predict accurately its key operating and performance metrics because of its limited operating history.

Item 1A.   RISK FACTORS - continued

In addition, the stock market in general, and the market for shares of technology companies in particular, has experienced price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies.  The Registrant expects the price of its common stock will be subject to continued volatility. In addition, in the past, following periods of volatility in the trading price of a company’s securities, securities class action litigation or shareholder derivative suits have often been instituted against those companies. Such litigation, if instituted against the Company, could result in substantial costs and divert its management’s attention and resources.

Item 2.    PROPERTIES

Our primary administrative offices are located in San Francisco, California.  We also have offices in Korea, Chicago and maintain a corporate apartment in San Francisco on a month-to-month basis at a rental rate of $6,000 per month.  Unilava Corp. or its subsidiaries do not own any real property. The following information presents certain information about our leased properties:

	Approximate	Date Current	Average
Location	Square Feet	Lease Expires	Monthly Rent

Headquarters 353 Sacramento Street, Suite 1500 San Francisco, CA	5,049 (1) sqft	April 30, 2013	$39,172

Chicago Office 1850 Howard Street, Unit C Elk Grove Village, IL	5,437 sqft	October 31, 2010	$3,285

Korea Office 6F Seoul Building 677 Yeoksam-Dong, Gangnam-Gu Seoul, Korea 135-080	2,703 sqft	October 31, 2010	$3,281

Item 3.    LEGAL PROCEEDINGS

As of December 31, 2009, we have no material pending legal proceedings.

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2009.

PART II

Item 5.    MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND COMMON STOCK REPURCHASES

The Company's common stock was listed on the OTCBB and traded under the symbol IWIHF until November 2009. From November 2009 to present, our symbol is UNLA.OB.

Item 5.    MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND COMMON STOCK REPURCHASES - continued

The following table sets forth the quarterly high and low sale prices per share of our common stock during the last two fiscal years.

	High	Low
Quarter Ended:
March 31, 2008 June 30, 2008 September 30, 2008 December 31, 2008	$4.50 $2.50 $1.50 $1.50	$2.50 $1.50 $1.50 $0.50
Quarter Ended:
March 31, 2009 June 30, 2009 September 30, 2009(1) December 31, 2009 (1)	$0.50 $2.5 $10.025 $0.65	$0.25 $0.25 $0.55 $0.14

(1)      All prices takes into account the one-for 50 reverse split which occurred on September 21, 2009.

We currently have 100,051,107 shares of our common stock issued and 100,052,888 outstanding as of March 31, 2010, which are held of record and beneficially owned by 67 persons not including those shares held in “street name.”

Dividends

We have one class of authorized preferred stock, of which there are no shares issued and outstanding.

We have not paid or declared any dividends on our common stock, nor do we anticipate paying any cash dividends or other distributions on our common stock in the foreseeable future.  Any future dividends will be declared at the discretion of our board of directors and will depend, among other things, on our earnings, if any, our financial requirements for future operations and growth, and other facts as our board of directors may then deem appropriate.

Before the Merger, Telava Networks, Inc. and its subsidiaries was a privately-held company.  It is now our wholly-owned subsidiary.  Before the Merger, there was no public market for the securities of Telava Networks, Inc.  We have never declared or paid any cash dividends on our capital stock.

Securities Authorized for Issuance under Equity Compensation Plans

We do not currently have any equity compensation plans in place.

Report of Offering of Securities and Use of Proceeds Therefrom.

Not Applicable.

Company repurchases of common stock during the year ended December 31, 2009.

There were no Company repurchases of common stock during the year ended December 31, 2009.

 Sales of Unregistered Securities during the year ended December 31, 2009

All sales of securities have been disclosed in previously filed reports.

Item 5.    MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND COMMON STOCK REPURCHASES - continued

Change of Control

A change of control occurred on September 30, 2009 and was reported in a Form 6-K filed with the SEC on October 5, 2009.

Item 6.    SELECTED FINANCIAL DATA

A registrant that qualifies as a smaller reporting company, as defined by §229.10(f)(1), is not required to provide the information required by this Item.

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion reflects our plan of operation.  This discussion should be read in conjunction with the financial statements which are attached to this report.  This discussion contains forward-looking statements, including statements regarding our expected financial position, business and financing plans.  These statements involve risks and uncertainties.  Our actual results could differ materially from the results described in or implied by these forward-looking statements as a result of various factors, including those discussed below and elsewhere in this report, particularly under the headings “Special Note Regarding Forward-Looking Statements” and “Risk Factors.”

Unilava Corporation, a Wyoming corporation, was formerly known as IWI Holding Limited (“IWI”), and was engaged in the international jewelry business through a US subsidiary.  IWI went public via an initial public offering in 1994, and disposed of the subsidiary on December 31, 2007. On September 21, 2009, IWI entered into an Agreement pursuant to which IWI acquired all of the outstanding shares of Telava Networks, Inc., a Nevada corporation (“Telava”), in exchange for 55 million shares of stock. In addition, certain preferred stock of IWI which had been issued in 1994 for 3,644,880 was converted into 45 million shares of common stock.  In connection with the closing of the acquisition, the Telava management was appointed as the members of IWI management, the name of IWI was changed to Unilava, Corporation (“Unilava”) and the corporation was reincorporated from the British Virgin Islands to Wyoming via Articles of Continuation.

Unilava, with its operations primarily conducted by its subsidiaries, provides a variety of communications services, products, and equipment that address the needs of small to enterprise businesses and consumers under the Unilava corporate brand which includes our retail brands consisting of TelavaTM, CountryconnectTM, TelavaTM Mobile, Local Area Yellow Pages, Ttoore, Counia, and Nationwide Roadside Assistance. We are licensed to provide long distance services in 41 States and local phone services in 11 States. Through our carrier-grade microwave wireless broadband infrastructure and broadband Internet access partners, we offer mobile and high-definition IP-hosted voice services to residential, small and medium enterprises. We deliver small business a comprehensive and integrated suite of fee-based online and mobile advertising and web services. Headquartered in San Francisco, we have regional offices in Chicago, Seoul, Hong Kong, and Beijing.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires us to make judgments, assumptions and estimates that affect the amounts reported.  Note A of Notes to Financial Statements describes the significant accounting policies used in the preparation of the financial statements.  Certain of these significant accounting policies are considered to be critical accounting policies, as defined below.

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

A critical accounting policy is defined as one that is both material to the presentation of our financial statements and requires management to make difficult, subjective or complex judgments that could have a material effect on our financial condition and results of operations.  Specifically, critical accounting estimates have the following attributes:

•	We are required to make assumptions about matters that are highly uncertain at the time of the estimate; and

•	Different estimates we could reasonably have used, or changes in the estimate that are reasonably likely to occur, would have a material effect on our financial condition or results of operations.

Estimates and assumptions about future events and their effects cannot be determined with certainty.  We base our estimates on historical experience and on various other assumptions believed to be applicable and reasonable under the circumstances.  These estimates may change as new events occur, as additional information is obtained and as our operating environment changes.  These changes have historically been minor and have been included in the consolidated financial statements as soon as they became known.  Based on a critical assessment of our accounting policies and the underlying judgments and uncertainties affecting the application of those policies, management believes that our financial statements are fairly stated in accordance with accounting principles generally accepted in the United States, and present a meaningful presentation of our financial condition and results of operations.

In preparing our financial statements to conform to accounting principles generally accepted in the United States, we make estimates and assumptions that affect the amounts reported in our financial statements and accompanying notes.  These estimates include useful lives for fixed assets for depreciation calculations and assumptions for valuing options and warrants.  Actual results could differ from these estimates.

Revenue Recognition

In general, revenue for our services is recognized when all of the following criteria are satisfied: (i) persuasive evidence of an arrangement exists; (ii) the price is fixed or determinable; (iii) collectibility is reasonably assured; and (iv) services have been performed.

Telava NV and LIP:  The Company’s revenue is generated by customer subscriptions of directory and advertising services.  Revenue is billed and recognized monthly for services subscribed in that specific month.  The Company utilizes outside billing companies to transmit billing data, much of which is forwarded to Local Exchange Carriers (“LEC’s”) that provide local telephone service.

LEC Billing:  When a customer subscribes to the Company’s service, an electronic customer file is created which is the basis for the billing.  The Company submits gross billings electronically to third party billing aggregators. These billing aggregators compile and format electronic customer files and forward the billing records to the appropriate LEC’s.  The billing for our service flows through to monthly bills of the individual LEC customers.  The LEC’s collect the Company’s billing and remit amounts to the billing aggregators, which in turn remit funds to the Company.  The following are significant accounting estimates and assumptions used in the revenue recognition process with respect to these billings.

Customer refunds:  The Company’s customer refund policy allows the customer to request a refund if they are not satisfied with the service within the first 30 days of the subscription.  The Company accrues for refunds based on historical experience of refunds as a percentage of new billings in that 30-day period.  Customer refunds are reserved and charged against gross revenue.

Non-paying customers:  There are customers who may not pay the fee for our services even though the Company believes they are valid subscribers.  Included in cost of services is an accrual for estimated non-paying customers that are recorded at the time of billing.

Dilution:  The Company recognizes revenue during the month for which the service is provided based on net billings accepted by the billing aggregators and recognizes revenue only for accepted records.  However, subsequent to this acceptance, there are instances in the LEC billing process where a customer cannot be billed due to changes in telephone numbers, telephone carriers, data synchronization issues, etc.  These amounts that ultimately cannot be billed, as well as certain minor billing adjustments by the LEC’s, are commonly referred to as “dilution.”  Such unbillable accounts and chargebacks are estimated at the time of billing and charged against net revenues.

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Fees:  Both the billing aggregator and the LEC charge processing fees.  Additionally, the LEC charges fees for responding to billing inquiries by its customers, processing refunds, and other customer-related services.  Such fees are estimated at the time of billing and charged to cost of services.

Revenue for billings to certain customers are billed directly by the Company and not through the LEC’s, is recognized based on estimated future collections.   The Company continuously reviews this estimate for reasonableness based on its collection experience.

Telava Wireless:  Leasing revenue for towers are recognized on a monthly basis based on the terms and conditions of the lease agreements.

LIP:  Printing revenue for coupon books are recognized as services are performed.

Foreign Currency Translation

The financial statements of our Korean subsidiary are measured using the Korean Won as the functional currency.   Assets, liabilities and equity accounts of the company are translated at exchange rates as of the balance sheet date or historical acquisition date, depending on the nature of the account.   Revenues and expenses are translated at average rates of exchange in effect during the period.   The resulting cumulative translation adjustments have been recorded as a separate component of stockholders' equity.   The financial statements are presented in United States of America dollars.

Results of Operations for the Fiscal Years Ended December 31, 2009 and 2008

Summary:

Our revenue for the year ended December 31, 2009 was $7,346,308, a $2,088,826 or 39.7% increase compared to the revenue of $5,257,482 for the year ended December 31, 2008.  A significant part of our revenue in 2009 and most of 2008 were from the Local Area Yellow Pages business; our wireless business had minimal sales in the latter part of 2008.  The increase in revenue was primarily derived from the purchase of IBFA wireline businesses.

Our receivables for the year ended December 31, 2009 was $1,425,422, a 11% increase compared to the receivables of $1,286,798 for the year ended December 31, 2008.  An increase was due to the acquisition of IBFA wireline businesses.

Our payables and notes payable for the year ended December 31, 2009 were $2,027,948 and $2,812,520, a 41% increase compared to payables and notes payable of $867,821 and $2,557,775 for the year ended December 31, 2008.  A significant part of the increase was due to the assumption of liabilities for the IBFA acquisition.

Change in operating assets and liabilities were mostly due to change in accounts receivable for $349,629 and $49,205 for year ended December 31, 2009 and December 2008, a 600% increase, due to acquisition of IBFA.

The cost of sales for the years ended December 31, 2009 and 2008 totaled $3,830,390 and $1,826,617, respectively.  The $2,003,773, or 109.7% increase in 2009 was due to costs incurred due to the increase of overall sales and the acquisition of IBFA businesses.

Our gross profit increased $85,053 or 2.5% to $3,515,918 for the year ended December 31, 2009 from $3,430,865 for the year ended December 31, 2008.  The gross margin decreased from 65.3% to 47.9% as a result of the acquisition of IBFA.

Operating expenses increased $549,795 or 12.0% to $5,117,650 for the year ended December 31, 2009 from $4,567,855 for the year ended December 31, 2008.  The increase was due to increases in headcount and the expense associated with market expansion and sales growth in other businesses and expenses related to the acquisition of IBFA.

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Other income and (expense) for the years ended December 31, 2009 and 2008 were $211,441 and $21,599, respectively.  The $189,842 increase in other expense was due primarily to a $104,502 reduction of other income, $49,927 increase in interest expense and $33,438 reduction in net loss allocable to minority owner.

 Net loss for the year ended December 31, 2009 and 2008 was $1,813,173 and $1,158,589, respectively.  The $654,584 or 56.5% increase in our net loss was primarily the result of increased costs related to our expansion into other markets and costs associated with the acquisition of IBFA.

Segmented results:

Our wireless operating income was $50,215 in 2009, $67,902 in 2008.  The decrease was due to cancellation of co-location agreements.  The wireless operation contributed less than 1% of the overall operating revenue of the company.

Our wireline operation was $3,202,147 in 2009, $0 in 2008.  The significant increase was due to completion of the acquisition of IBFA on January 1, 2009.  The wireline operation contributed to more than 43% of the overall revenue of the company.

Our advertising solutions revenue was $4,093,946 in 2009, $5,189,579 in 2008.  The decrease was due to decrease in marketing efforts in certain markets and regions.  However, our operating profit was at 57% compare to 68% in 2008.  The decrease in operating profit margin was due to decrease in overall sales.  The operating expense was $465,244 lower than that of 2008 due to more control in costs associated with operation.

Expansion of the wireless business will require a significant amount of capital. We estimate the capital need to be approximately $10 million, to be used primarily for building infrastructure and integrating infrastructure with our existing wireless assets. We have no agreement or understanding with any person to supply the required cash, but we anticipate that we will be able to raise all or part of our capital needs by the sale of securities. If we are unable to raise the fill amount of $10 million, our expansion will be accordingly delayed. Our market area is the smaller metropolitan area (less than 100,000 population) which is currently underserved by current broadband solutions.  We intend to raise funds from government grants and initiatives or private sources to deploy our networks and technology.

On January 16, 2008, Telava Acquisitions Corporation, a wholly owned subsidiary, announced that it has signed an agreement to acquire IBFA Acquisition Company, LLC (IBFA). The operations will continue to be under the auspices of a Management Agreement between the two entities until all regulatory transfer of licenses has been completed which was fully accomplished at December 31, 2008. IBFA began operations in 1995, and is a licensed Competitive Local Exchange Carrier (CLEC), long distance provider, and Internet Service Provider (ISP) based in the Midwest.  The Company closed the deal on January 1, 2009 with the completion of the audit and regulatory transfer of licenses both at federal and states levels on December 31, 2008.

The report of our independent registered public accounting firm included in this Transition Report on Form 10-K contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. As a result of our losses to date, the fact that our current liabilities exceed our current assets,  that we lack sufficient cash to sustain operations for the next 12 months, and our need for capital to carry out our business plan, our independent registered public accounting firm has concluded that there is substantial doubt as to our ability to continue as a going concern, and accordingly, our independent registered public accounting firm has included in their report on our December  31,  2009 consolidated  financial  statements included herein an explanatory paragraph describing the events that have given rise to this uncertainty. The Company will seek additional sources of capital through the issuance of debt or equity financing, but there can be no assurance the Company will be successful in accomplishing its objectives.  The ability of the Company to continue as a going concern is dependent on additional sources of capital.

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonable likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Derivatives

None.

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Inflation

Although our operations are influenced by general economic conditions, we do not believe inflation had a material effect on the results of operations during the year ended October 31, 2009.   However, there can be no assurance our business will not be affected by inflation in the future.

Item 8.    FINANCIAL STATEMENTS

The information required by this Item is submitted as a separate section of this Form 10-K. See CONSOLIDATED FINANCIAL STATEMENTS AND NOTES.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.  CONTROLS AND PROCEDURES

See Item 9A(T) below.

Item 9A(T).  CONTROLS AND PROCEDURES.

Management’s annual report regarding internal disclosure controls and procedures

Beginning in the fiscal year ended December 31, 2009, we became obligated to establish and maintain adequate internal disclosure controls and procedures. We also became obligated to evaluate, on a quarterly basis, the effectiveness of the Company’s internal disclosure controls and procedures, and to disclose the results of those periodic evaluations in the quarterly and annual reports we file under the Exchange Act from that date forward.

We re-evaluated the effectiveness of the Company’s internal disclosure controls and procedures as of the date of this report with the participation of Baldwin Yung, who, as of the date of this report, was the Company’s Chief Executive Officer, President and Chief Accounting Officer. Based on an evaluation under the supervision and with the participation of our management, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act") were not effective as of December 31, 2009 to ensure that information required to be disclosed in reports that are filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Item 9A(T).  CONTROLS AND PROCEDURES. - continued

Inherent Limitations over Internal Controls

Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and disposition of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of assets that could have a material effect on the financial statements.

Management, including our Chief Executive Officer and Chief Accounting Officer, does not expect that our internal controls will prevent or detect all errors and all fraud. However, from time to time, the Company did not make all necessary recurring and non-recurring entries; thus, it caused some impact to the financials.  A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of internal controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Also, any evaluation of the effectiveness of controls in future periods are subject to the risk that those internal controls may become inadequate because of changes in business conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Report of Management's Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations  ("COSO"). Based on this evaluation, management has concluded that our internal control over financial reporting was not effective as of December 31, 2009.

Additionally, there were no changes in our internal controls that could materially affect the disclosure controls and procedures subsequent to the date of their evaluation. There were some material deficiencies or material weaknesses in our internal controls due to insufficient human resources. As a result, corrective actions were required or undertaken.

This annual report does not include an attestation report of the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report.

Item 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

Item 9B.  OTHER INFORMATION

Not Applicable.

Item 10.    DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

The members of the Board of Directors of Unilava, Inc. serve until the next annual meeting of stockholders, or until their successors have been elected.  The officers serve at the pleasure of the Board of Directors.

Baldwin Yung – President and Chief Executive Officer and Chief Financial Officer

Baldwin Yung, age 38, has been President, CEO and CFO of Unilava since inception and is a member of the Board’s Audit Committee.  Mr. Yung is an experienced venture capitalist and finance executive who has raised funds in both debt and equity for publicly and privately-held companies.  He is also a successful entrepreneur, having co-founded a publicly-traded interactive multimedia and data management company- DigiLava, Inc.  Earlier in his career, Mr. Yung worked for global public accounting firms, such as Price Waterhouse Coopers, L.L.P., PKF International (previously known as Pannell, Kerr & Forster) and Worldwide CPAs, specializing in external audits and financial advisory services.  He has provided management consulting services to small to medium-sized start-ups and early-stage companies in various sectors including technology and telecommunications. Mr. Yung was Chief Executive of Telava Networks, Inc., A California Corporation between the period August 2007 to March 2009.

Mr. Yung has a Bachelor of Arts degree in Accounting from University of Oregon. He is a member and was appointed as the Honorary Chairman of the Business Advisory Council of the State of California and was awarded 2005 Businessman of the Year.

Chris Chen – Executive Vice President of Sales

One of the founders of Unilava, Chris Chen, age 51, has served as Executive Vice President since 2003, bringing more than 25 years of experience in the telecommunication industry.

Prior to joining Unilava, Mr. Chen served as President and CEO of Success Communications, Inc. Its core business includes software consulting of Long Distance Carrier and Operator Service Company, operations of LEC calling cards, operations of prepaid calling cards, credit card billings, LEC billing, direct billing, telemarketing setup, training and sales, customer services, and collections for telecommunications and Internet companies.

From 1995 to 1998, Mr. Chen served initially as MIS Director and, subsequently, as Vice President of Operations with Intercontinental Communications Group, Inc., a long distance carrier.  Prior to this, Mr. Chen was MIS Director for major companies, including Ascom Communications, Inc., the second largest pay phone company, US Communications of Westchester, Inc., a private pay phone company, Business Technologies Group, an accounting and technology service company, and The Pilgrim Group, Inc., a mutual fund company.

Mr. Chen obtained a Master of Science degree in Computer Science from The Stevens Institute of Technology in Hoboken, New Jersey in 1986 and a Bachelor of Science degree in mathematics from the National Central University in Taiwan in 1981.  Mr. Chen has also completed management and financial courses in the MBA program of Nova University of Fort Lauderdale, Florida.

(*On March 16, 2010, Mr. Chen turned in his resignation for personal reasons.)

Boaz Yung – Executive Vice President of Business Development & Technology

With extensive experience in emerging business and technology, Boaz Yung, age 30, has served as Executive Vice President of Unilava since 2003, overseeing new market development, long-term strategic direction and the overall vision of the Company.  As a co-founder, Mr. Yung spearheaded Unilava’s Telava divisions to a global corporation.

Mr. Yung’s leadership philosophy and professional experience mirrors the Company’s goal—providing solution through strategy with technology and insight with action. He has led major assignments for companies with innovative technologies for Fortune 500 companies in the United States, Asia and Europe.  Mr. Yung possesses more than 10 years experience in business and consumer software product development, specifically in start-up software technology for both the Internet and advertising markets.

Item 10.    DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE. - continued

Prior to Telava, he served as Vice President of Operations at DigiLava, Inc. (DGLV.PK), a U.S. publicly traded interactive multimedia and data management company.  Mr. Yung also received his broad experiences and extensive network in the capital financing field while working as a Direct Investment Manager at Worldwide Capital.

Mr. Yung is an honor graduate of University of Oregon with a Bachelor of Science degree in General Science with minors in Computer Information Technology, Business, and Chemistry. Boaz Yung is the brother of Baldwin Yung.

Colin Tilley – Director

Colin Tilley, age 59, has been a Board Member of Unilava for four years and is a member of the Board’s Audit Committee.  He has over 30 years of general management experience.  Having started his career in municipal government in London, where he rose to the position of Deputy Director, he went to work for international management consultants Pannell Kerr Forster Associates as a senior management consultant for five years.  He left to establish the first of three companies he has successfully co-founded.  The first, Whiteley International, was a management consultancy, of which he was a partner for some 12 years, which specialized in strategy development, business planning, organizational reviews and business monitoring and evaluation.  During this time, he also co-founded Creating Excellence, a multi-faceted management and marketing company, with UK clients such as Nike, Reuters, the BBC, Comic Relief, Sport England, UK Sport and the British Heart Foundation.  He has been involved in all aspects of the business, especially strategic direction, business planning and development and client development.  He remains as a director of that organization in a mainly non-executive capacity.  More recently, he formed Tilley and Associates, to offer consultancy and interim management services.

In a non-executive capacity, Mr. Tilley has been appointed twice to the boards of The Princess Alexandra Acute Hospital Trust and the World Leisure Organisation, which is a Non-Governmental Organisation (NGO) of the United Nations.  He was recently appointed to the board of Usport at the University of Sheffield.  He has co-authored two books and numerous articles on many aspects of management, especially leadership and motivation.

Mr. Tilley has a Bachelor of Education (Hons) degree from Loughborough University in the UK and a Masters degree in management from the University of Oregon, USA.

Brian Peacock  -- Director

Dr. Brian Peacock, age 73, is a member of the Board’s Remuneration/Compensation Committee. Dr. Brian Peacock has a background in ergonomics and industrial engineering which have provided a foundation for a long career in industry and academia, which included eighteen years in academia, fifteen years with General Motors' vehicle design and manufacturing organizations, and four years as discipline coordinating scientist for the National Space Biomedical Institute / NASA. He is a licensed professional engineer, a licensed private pilot, a certified professional ergonomist and a fellow of both the Ergonomics and Human Factors Society (UK) and the Human Factors and Ergonomics Society (USA). Dr Peacock has authored over 300 journal articles, reports, book chapters and presentations, including books on Statistical Distributions, Automotive Ergonomics and Ergonomics in Design.

Dr. Brian Peacock recently retired as a professor in the Department of Safety Science at Embry Riddle Aeronautical University, where he taught classes in system safety and applied ergonomics. He is currently a consultant in ergonomics and systems engineering and teaches classes at two Singapore universities.

Item 10.    DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE. - continued

Dicken Yung – Chairman and Director

Dr. Dicken Yung, age 74, has chaired the Board of Directors since inception of the company and is a member of the Board’s Remuneration/Compensation Committee. For over 20 years, Dr. Yung has been involved in technology and industrial investments. He was Chairman of Digilava, Inc. in US and Director of Versatech Industries in Canada. Dr. Yung was bestowed in 2003 the most distinguished award by the Shanghai Municipality Government, the ‘Magnolia Gold Medal’. He has also received the award for ‘Most Distinguished Contributions to the Movement of Special Olympics in China’ from the quasi-government ministry for disabled persons, China Disabled Persons Federation.

Dr. Yung has an extensive global professional background in senior level management for public services and non-government organizations. A former Justice of the Peace, Dr. Yung has held various senior management positions in the British Hong Kong Government. For the past 17 years Dr. Yung has been Professor and Director of Asia Pacific Professional and Education Programs of the University of Oregon Continuation Center, USA. For over 40 years, in a voluntary capacity, Dr. Yung founded several renowned charities in Hong Kong, including Hong Kong Sports Association for the Mentally Disabled, Hong Kong Special Olympics, Hong Kong Recreation Management Association and the Association for Scientific Studies of Mental Handicap. He was also a Founding Member, Vice Chairman and Program Chairman of Hong Kong Physically-handicapped and Able-bodied Association for decades. Internationally, Dr. Yung has served for four terms as a Board Member of Special Olympics International (SOI). As President of East Asia Region of SOI, Dr. Yung was instrumental in bringing to China the 2007 Special Olympics World Summer Games in Shanghai. While serving as Executive Board Member of World Leisure Organization, he played a key role in bringing the six-month 2006 World Leisure Expo in Hangzhou. Dr. Yung had also served for two terms as a Board Member of Hostelling International (USA).

Dr. Yung earned his Ph.D. from the University of Nottingham, an M.A. from the University of Leeds, both in the United Kingdom, and other postgraduate qualifications and Senior Fellowships from the University of Otago, New Zealand, University of Hong Kong, and professional institutes in the UK and the US.  Dr. Yung is the father of Baldwin Yung and Boaz Yung.

Michael Corrigan – Director

            Mr. Michael Corrigan, age 60, has been a Director since inception of the company and serves on the Board’s Audit Committee. He is a member of The State Bar of California and has his own law practice in Southern California. Mr. Corrigan’s practice focuses on general and SEC representation of emerging high technology and other operating companies. He has been counsel to private and public companies in a broad range of industries, including computer hardware and software, telecommunications, multimedia, action sports, restaurant, entertainment and sporting goods manufacturing. He has assisted these companies with their corporate and partnership organization, private and public financing of debt and equity, mergers and acquisitions, joint ventures, technology licensing, real estate syndication and related commercial arrangements. He has advised owners of these companies on retirement planning and estate planning matters. In addition, Mr. Corrigan has represented several regional investment banking, advisory and management firms in securities and underwriting transactions, as well as compliance matters.

In a non-executive capacity, Mr. Corrigan sits on the Medical Bioethics Committee of Sharp Memorial Hospital, the Eagle Scout Review Board, the Board of Trustees of the California Ballet Association and the Board of Trustees of the San Diego Repertory Theatre. He previously sat on the Board of Directors of the National Kidney Foundation of Southern California and the Board of Directors of United Way/CHAD.

Mr. Corrigan received his undergraduate degree from the University of Notre Dame, with a major in finance, and both a J.D. and an MBA from the University of Denver.

Ruth Brown – Director

            Mrs. Ruth Brown, age 63, has been Director since inception of the company and is a member of the Board’s Remuneration/Compensation Committee. Mrs. Brown is an avid investor who has been involved in technology and real estate investments over the past 13 years. Mrs. Brown is a business entrepreneur with ownership in a commercial meat company in Southern California and a real estate and property management company in Hawaii.

Item 10.    DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE. - continued

After attending Kapiolani Community College and working at the University of Hawaii, Mrs. Brown moved to California in 1967, where she worked in the field of accounting.  In the late 1970s, Mrs. Brown, together with her husband, successfully started a commercial meat company and business has been in operation since then.  Today, the company has three subsidiaries with over 40 employees. During the 1990s, Mr. and Mrs. Brown started investing in Hawaii Real Estate and in high-tech digital media industry. In 1999, they started their own property management company in Hawaii and have found much success in Hawaii Real Estate. Mrs. Brown has also for many years been actively involved as a volunteer in community educational work.

Rodger Spainhower - Corporate Secretary

Mr. Rodger Spainhower, age 65, serves as Corporate Secretary and Director of Unilava Corporation. He founded Highland Business Services, Inc., a business consulting company, in 1984 and has since then been providing services to businesses in areas of management, administration, compliance, software development and data management. Prior to founding Highland, Mr. Spainhower served as President and CEO of Hyland Title Corporation, where he oversaw the company’s management, administration and coordination of all services to a major title insurance agency. Before Hyland Title, Mr. Spainhower built a broad base of operations experience serving as Vice President at Great Western National Bank and as Operations Officer & Auditor at Valley National Bank in the US. At both banks, Mr. Spainhower was in charge of managing the bank operation for various branch offices including cash control, personnel, accounting and customer services.

Mr. Spainhower studied at the American Institute of Banking with special emphasis on Banking and Business Administration

Code of Ethics

In August 2004, the Company adopted a Code of Ethics. This Code of Ethics continues to be applicable to current management following the acquisition of Telava Networks, Inc, a Nevada Corporation. The Company will provide to any person without charge, upon request, a copy of such code of ethics. Requests should be sent to the Chief Financial Officer at the address on the cover page of this Annual Report.

Audit Committee Financial Expert

The Company has an audit committee comprising of industry experts and some of our Board of Directors.  Mr. Corrigan serves as the Chairman of the audit committee.  Mr. Tilley and Mr. Yung serve as members of the audit committee.

Item 11.   EXECUTIVE COMPENSATION

The following table sets forth the cash compensation of Unilava.'s executive officers and directors during each of the last three fiscal years.  The remuneration described in the table does not include the cost of benefits which may be furnished to the named executive officers, including premiums for health insurance and other benefits provided to such individuals that are extended in connection with the conduct of our business.  The value of such benefits cannot be precisely determined, but the executive officers named below did not receive such other compensation in the years set forth below.

The following table sets forth the cash and all other compensation of Telava Networks, Inc.'s executive officers and directors during each of the last three fiscal years.  The remuneration described in the table includes the cost to Telava Networks, Inc. of any benefits which may be furnished to the named executive officers, including premiums for health insurance and other benefits provided to such individuals that are extended in connection with the conduct of Telava Networks, Inc.'s business.  The table does not include compensation paid to former control persons of the Company since all the assets of that entity were transferred on October 1, 2009.

Item 11.   EXECUTIVE COMPENSATION - continued

Summary Compensation Table

ANNUAL COMPENSATION				LONG TERM COMPENSATION
Name and			Other Annual		Award		Payouts		All
Principal Position
	Year	Salary	Bonus		Compensation			Other
				Restricted	Securities	LTIP	Compensation
				Stock	Underlying	Payouts ($)	Awards	Options	SARs(#)

Baldwin Yung	2009	$86,000	$0	0	0	0	0	0	0
	2008	$80,000	$0	0	0	0	0	0	0
President and CFO	2007	$84,583	$27,000	0	0	0	0	0	0

Option/SAR Grants in the year ended December 31, 2009 to Named Executive Officers

			Number of		% of Total
	Options/SARs	Employees in	Securities		Options/SARs
Name			Underlying	Granted to
	Granted (#)	Fiscal Year	Exercise or Base			Expiration

Baldwin Yung	0	0		-		-

Aggregated Option/SAR Exercises and Fiscal Year End Option/SAR Values

Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options/SARs at Fiscal Year End Exercisable/ Unexercisable	Value of Unexercised In-the-Money Options/SARs at Fiscal Year End Exercisable/ Unexercisable

Baldwin Yung	-	--	--	--

The Company  has no long term incentive plans other than the plans described above.

Item 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table presents information regarding the beneficial ownership of all shares of our common stock as of the date of this report by:

•	Each person who owns beneficially more than five percent of the outstanding shares of our common stock;

•	Each director of the Company;

•	Each named executive officer of the Company; and

•	All directors and officers of the Company as a group.

Item 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS - continued

The address of each, unless otherwise noted, is 353 Sacramento Street, Suite 1500, San Francisco California.

			Number of Shares	Percentage of
Name	Office	Age	Owned	Shares Owned

Baldwin Yung	PRESIDENT/CEO/	38	5,500,000	5.50%
	CFO/DIRECTOR

Chris Chen	Executive Vice	51	4,400,000	4.40%
	President

Boaz Yung	Executive Vice President	30	1,375,000	1.30%

Dicken Yung	Director	74	2,475,000	2.40%

Michael Corrigan	Director	60	--	--

Ruth Brown	Director	63	--	--

Rodger Spainhower	Director	65	--	--

Colin Tilley	Director	59	--	--

Dr. Brian Peacock	Director	73	--	---

Carlington HK
Limited(2)	N/A	N/A	38,500,000	38.50%

All executive officers and directors as a
group (9 persons)			13,750,000	13.80%
(1)Except as otherwise noted, shares are owned beneficially and of record, and such record stockholder has sole voting, investment, and dispositive power.

(2)Mr. Lam Kam Hung is the control person of Carlington Hong Kong Limited, an investment group which directly owns these shares.

Securities Authorized for Issuance under Equity Compensation Plans

We do not currently have any equity compensation plans in place.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Not applicable.

Item 14. Principal Accountant Fees and Services.

Audit Fees

Our principal accountants, De Joya Griffith and Company LLC billed us $35,000 for audit and review fees during the fiscal year ended December 31, 2009 and $54,121 for fiscal year ended December 31, 2008.

Less than 50% of the hours expended by our auditors on the audit for the years ended December 31, 2009 and 2008 were performed by persons other than the above accounting firm’s full time employees.

Item 14. Principal Accountant Fees and Services. - continued

Audit –related Fees

None.

Tax Fees

None.

All other fees

None.

Audit Committees pre-approval policies and procedures

The Registrant has an audit committee disclosed above.  Its engagement of the above auditors was approved by the Board of Directors.  No services described in Item 9(e)(2) through 9(e)(4) of Schedule 14A were performed by our auditors.

PART IV

Item 15. EXHIBITS

Exhibit Number	Exhibit

2.1	Agreement and Plan of Reorganization between the Registrant and Telava Networks, Inc.. Incorporated by reference to such exhibit as filed with the Report on Form 6-K dated September 30, 2009.

3.1	Certificate of Incorporation and Bylaws

3.11	Articles of Continuance.

3.3	Bylaws
Incorporated by reference to such exhibit as filed with the Current Report on Form 8-K dated  November 10, 2009.

10.	Material Contracts

21.
Subsidiaries of the small business issuer-Telava Wireless, a Wyoming corporation; Telava Networks, Inc, a Nevada corporation, which uses the trade name Local Area Yellow Pages, Nationwide Roadside Assistance and Smart Cash Mobile, and Telava Mobile, a Delaware corporation and Telava Acquisitions Inc, a Delaware corporation.

31.
Certification of the Chief Executive and Financial Officer pursuant to Rule 13a-14 of the Securities and Exchange  Act of 1934 as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2003. Filed herewith.

32.	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2003. Filed herewith.

All other Exhibits called for by Regulation 10K are not applicable to this filing.

(b) Financial Statement Schedules

All schedules are omitted because they are not applicable or because the required information is included in the financial statements or notes thereto.

SIGNATURES

                Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 15, 2010.

UNILAVA CORPORATION.

By :/s/ Baldwin Yung

Baldwin Yung
President, Chief Executive Officer and Chief Financial Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on April 15, 2010.

By:/s/ Baldwin Yung
Baldwin Yung
President and Chief Financial Officer, Director &

By :/s/ Ruth Brown
Ruth Brown
Director

By :/s/ Dicken Yung
Dicken Yung
Director

By :/s/ Rodger Spainhower
Rodger Spainhower
Director

UNILAVA, INC.

REPORT ON AUDIT OF CONSOLIDATED FINANCIAL STATEMENTS AND NOTES

YEARS ENDED DECEMBER 31, 2009 AND 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Unilava Corporation and its subsidiaries
San Francisco, California

We have audited the accompanying consolidated balance sheets of Unilava Corporation and its Subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Unilava Corporation and its Subsidiaries as of December 31, 2009 and 2008, and the results of its operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note A to the financial statements, the Company has suffered losses from operations, which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note A. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ De Joya Griffith & Company, LLC
Henderson , Nevada

April 15, 2010

Unilava Corporation
(formerly IWI Holding Limited)
Consolidated Balance Sheets
	December 31,
	2009	2008
ASSETS
CURRENT ASSETS
Cash	$155,439	$275,384
Accounts receivable, net	1,425,422	1,286,798
Other current assets	9,809	25,322

Total current assets	1,590,670	1,587,504

Fixed assets, net	2,006,561	2,174,634
Intangible assets, net	-	25,863
Goodwill	1,835,873	-
Other Assets	121,543	1,861,451

TOTAL ASSETS	$5,554,647	$5,649,452

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Bank overdrafts	$168,312	$-
Accounts payable and accrued expenses	2,027,948	867,821
Notes payable	2,812,520	2,557,775
Notes payable - related party	149,500	-

TOTAL CURRENT LIABILITIES	5,158,280	3,425,596

Deferred rent - non current	114,650
TOTAL LIABILITIES	5,272,930	3,425,596

STOCKHOLDERS' EQUITY
Preferred stock, no par value 5,000,000 shares authorized; issued and outstanding 0 and 0 outstanding at December 31, 2009 and 2008, respectively.	-	-

Common stock, no par value 120,000,000 shares authorized; issued and outstanding 100,051,107 and 55,000,000 at December 31, 2009 and 2008, respectively.	1,580,894	1,519,074
Common stock payable	135,783	116,385
Retained earnings (accumulated deficit)	(1,381,729)	431,444
Accumulated other comprehensive loss
(Cumulative translation adjustment)	(178,779)	(62,567)
Minority interest	125,548	219,520

TOTAL STOCKHOLDERS' EQUITY	281,717	2,223,856
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$5,554,647	$5,649,452

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unilava Corporation
(formerly IWI Holding Limited)
Statements of Operations
For the Years Ended December 31, 2009 and 2008

	2009	2008
Revenue	$7,346,308	$5,257,482
Cost of revenue	3,830,390	1,826,617
Gross profit	3,515,918	3,430,865

Costs and Expenses
Salaries and payroll taxes	2,528,412	2,300,725
Selling, general & administrative	2,385,525	2,082,538
Depreciation and amortization	203,713	184,592
Total costs and expenses	5,117,650	4,567,855

Loss from operations	(1,601,732)	(1,136,990)

Other Income (Expense)
Interest income	856	2,831
Other income	64,185	168,687
Interest expense	(370,454)	(320,527)
Net loss allocable to minority owner	93,972	127,410
Total other income (expense)	(211,441)	(21,599)
Net loss	$(1,813,173)	$(1,158,589)

Comprehensive loss:
Foreign currency translation adjustment	$(116,212)	$(58,996)
Total comprehensive loss	$(1,929,385)	$(1,217,585)

Net loss per common share:
Basic	$(0.03)	$(0.02)
Weighted average common shares outstanding:
Basic	71,662,739	55,000,000

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unilava Corporation
(formerly IWI Holding Limited)
Consolidated Statement of Stockholder's Equity
For the Years Ended December 31, 2009 and 2008

								Accumulated
	Preferred Stock		Common Stock					Other	Total
	Number of		Number of			Minority	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Shares	Amount	Payable	Interest	Deficit	Income (loss)	Equity
BALANCES December 31, 2007	-	$-	55,000,000	$1,519,074	$96,988	$346,930	$1,590,033	$(3,571)	3,549,454

Shares issued for services					19,397				19,397
Change in minority interests						(127,410)			(127,410)
Foreign Currency Translation Adjustment								(58,996)	(58,996)
Net profit							(1,158,589)		(1,158,589)
BALANCES December 31, 2008	-	$-	55,000,000	$1,519,074	$116,385	$219,520	$431,444	$(62,567)	$2,223,856

Shares issued for reverse merger	3,644,880		51,107	$61,820					61,820
Shares to be issued for services					$19,398				19,398
Preferred stock converted to common	(3,644,880)	-	45,000,000						-
Change in minority interests						$(93,972)			(93,972)
Foreign Currency Translation Adjustment								(116,212)	(116,212)
Net profit							(1,813,173)		(1,813,173)
BALANCES December 31, 2009	-	$-	100,051,107	$1,580,894	$135,783	$125,548	$(1,381,729)	$(178,779)	$281,717

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unilava Corporation
(formerly IWI Holding Limited)
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2009 and 2008

	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,813,173)	$(1,158,589)
Adjustments to reconcile net loss
to net cash provided (used) by operating activities:
Depreciation and amortization	203,713	184,592
Stock based services	19,398	19,397
Change in deferred rent - non current	114,650	-
Change in minority interest	(93,972)	(127,410)
CHANGES IN OPERATING ASSETS AND LIABILITIES:
Accounts receivable	349,629	49,205
Other assets	19,402	18,302
Accounts payable and accrued expenses	205,645	556,906

CASH USED BY OPERATING ACTIVITIES	(994,708)	(457,597)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net liabilities assumed related to the acquisition of IBFA Acquisitions (net of $114,876 in cash and $651,600 in intangible asset acquired)	484,427	-
Investment in subsidiary	(367,992)	(1,750,000)
Acquisition of furniture and equipment	(9,777)	(259,477)
Repayment from notes receivable	-	176,036
Proceeds for notes receivable	(8,700)	(152,411)
Cash acquired in purchase of IBFA Acquisitions	114,876	-

CASH PROVIDED (USED) FOR INVESTING ACTIVITIES	212,834	(1,985,852)

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank overdraft	168,312	-
Proceeds from sale of common stock	-	2,000
Advances from IBFA	-	200,083
Proceeds from notes payable	487,810	2,136,000
Proceeds from related party notes payable	160,000
Repayment of notes payable	(27,481)	(208,308)
Repayment of related party notes payable	(10,500)

CASH PROVIDED BY FINANCING ACTIVITIES	778,141	2,129,775

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(116,212)	(58,996)
NET DECREASE IN CASH	(119,945)	(372,670)
CASH, beginning of period	275,384	648,054
CASH, end of period	$155,439	$275,384

Interest paid	$279,854	$29,735
Taxes paid	$-	$-

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

UNILAVA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 and 2008

NOTE A – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Unilava Corporation, a Wyoming corporation, was formerly known as IWI Holding Limited (“IWI”), and was engaged in the international jewelry business through a US subsidiary.  IWI went public via an initial public offering in 1994, and disposed of the subsidiary on December 31, 2007. On September 21, 2009, IWI entered into an Agreement pursuant to which IWI acquired all of the outstanding shares of Telava Networks, Inc., a Nevada corporation (“TelavaNV”), in exchange for 55 million shares of common stock. In addition, preferred stock of IWI which had been issued in 1994 totaling 3,644,880 shares were converted into 45 million shares of common stock.  In connection with the closing of the acquisition, the Telava management was appointed as the members of IWI management, the name of IWI was changed to Unilava, Corporation (“Unilava”) and the corporation was reincorporated from the British Virgin Islands to Wyoming via Articles of Continuation.

Telava Networks, Inc., a privately owned company, was incorporated in Nevada on July 23, 2003 as Local Area Yellow Pages to provide advertising and directory listings for small and medium sized businesses on its Internet website in a “ Yellow Pages ” format.  The Company provides those services to its subscribers for a monthly fee.  These services are provided primarily to small and medium sized businesses throughout the United States.  On July 10, 2007, Local Area Yellow Pages amended its Articles of Incorporation to change the name of the corporation to Telava Networks, Inc. (“TelavaNV”) for the purpose of launching its network to provide the next generation fixed and mobile WiMAX broad band solutions to small and medium businesses, public safety organizations, and others in various markets through its network.  TelavaNV continues its Yellow Pages operations while, at the same time, expanding its WiMAX network.  Through December 31, 2009, nearly 55% of the Company’s revenues have been generated by its Yellow Pages business.

On January 19, 2006, the Telava Networks Inc. (NV) formed Local Info Pages, Inc. (“LIP”), headquartered in Seoul, South Korea, as a wholly owned subsidiary of Telava Networks, Inc. LIP is one of the leading direct marketing and business service companies in Korea. LIP connects advertisers to targeted audiences through its network advertising products and services. On January 3, 2007, the Company acquired a website for $77,590.  The website brings value to the Company because of its large customer base and they can target market those customers.  Another division of LIP is the second largest coupon company in South Korea which enables advertisers to directly reach consumers with branded media products, coupons and other advertisements. Consumers trust the Company to deliver the best values in town via direct and online coupons. For advertisers, LIP offers business advertising solutions by enabling them to sell their products and services in person, online or through the mail.

On May 17, 2006, the Telava Networks Inc. (NV)  formed Telava Wireless, Inc. (“Telava Wireless”) as a subsidiary for the purpose of entering the mobile WiMAX broad band solutions market.  On November 6, 2006, the Company acquired 40 microwave towers in exchange for 25% of Telava Wireless.

On September 11, 2007, Telava Networks Inc. (NV) formed Telava Acquisitions, Inc. as a wholly owned subsidiary for the purpose of acquiring other related businesses.

Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplate continuation of the Company as a going concern.  The Company has recently sustained operating losses and has an accumulated deficit of $1,381,729 at December 31, 2009.  In addition, the Company has negative working capital of $3,567,610 at December 31, 2009.

UNILAVA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 and 2008

NOTE A – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

The Company has and will continue to use significant capital to grow and acquire market share.    These factors raise substantial doubt about the ability of the Company to continue as a going concern.  In this regard, management is proposing to raise any necessary additional funds not provided by operations through loans or through sales of their common stock.  There is no assurance that the Company will be successful in raising this additional capital or in achieving profitable operations.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might result from this uncertainty.

Summary of Significant Accounting Principles

Principles of consolidation
The consolidated financial statements include the accounts of Unilava Corporation and its subsidiaries, Telava Networks, Inc. (100% owned), Telava Acqusitions, Inc. (100% owned), Telava Wireless, Inc. (75% owned), Telava Mobile, Inc. (80% owned), Local Info Pages, Inc. (100% owned Korean based entity) and IBFA Acqusitions LLC (100% owned) which are 100% consolidated in the financial statements as adjusted for various minority interests.  All material inter-company accounts and transactions have been eliminated.

Financial Instruments
Financial instruments consist primarily of cash, accounts receivable, advances to affiliates and obligations under accounts payable, accrued expenses and notes payable.  The carrying amounts of cash, accounts receivable, accounts payable, accrued expenses and notes payable approximate fair value because of the short maturity of those instruments. The carrying amount of the advances to affiliates approximates fair value because the Company charges what it believes are market rate interest rates for comparable credit risk instruments. The Company has applied certain assumptions in estimating these fair values. The use of different assumptions or methodologies may have a material effect on the estimated of fair values.

Foreign Currency Adjustments
The financial position and results of operations of the Company’s foreign subsidiary, LIP, is measured using the foreign subsidiary’s local currency as the functional currency.  Revenues and expenses of the subsidiary have been translated into U.S. dollars at average exchange rates prevailing during the period.  Assets and liabilities have been translated at the rates of exchange on the balance sheet date.  The resulting translation gain and loss adjustments are recorded as a separate component of stockholders’ equity, unless there is a sale or complete liquidation of the underlying foreign investments.

Cash and Cash Equivalents
This includes all short-term highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less.  At times cash deposits may have exceeded government insured limits.

Accounts receivable
Accounts receivable are reported at the customers' outstanding balances less any allowance for doubtful accounts. Interest is not accrued on overdue accounts receivable.  The Company evaluates receivables on a regular basis for potential reserve.

UNILAVA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 and 2008

NOTE A – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Fixed Assets
Fixed assets are stated at cost.  Major renewals and improvements are charged to the asset accounts while replacements, maintenance and repairs, which do not improve or extend the lives of the respective assets, are expensed.  At the time property and equipment are retired or otherwise disposed of, the asset and related accumulated depreciation accounts are relieved of the applicable amounts.  Gains or losses from retirements or sales are credited or charged to income.

The Company depreciates its fixed assets on a straight line basis at the following rates:

Microwave towers	25 years
Computer equipment	5 years
Furniture and equipment	7 years
Software	3 years
Leasehold improvements	5 years

 Long-lived assets
Accounting for the Impairment or Disposal of Long-Lived Assets requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost-carrying value of an asset may not be recovered.  The Company assesses recoverability of the carrying value of an asset by estimating the fair value of the asset.  If the fair value is less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset's carrying value and fair value.  The Company has never recognized an impairment charge.

Goodwill and Other Intangible Assets
Goodwill and other intangible assets arising from an acquisition of a business are periodically assessed for impairment rather than amortized on a straight-line basis.  Accordingly, the Company annually reviews the carrying value of this goodwill and other intangible assets to determine whether impairment, as measured by fair market value, may exist.  Specifically, goodwill and other intangible asset impairment is determined using a two-step process.  The first step of the goodwill and other intangible asset impairment test is used to identify potential impairment by comparing the fair value of a reporting unit with its carrying amount.  If the fair value of a reporting unit exceeds its carrying amount, then the goodwill and other intangible assets of the reporting unit are not considered to be impaired and the second step of the impairment test is unnecessary.  If the carrying amount of a reporting unit exceeds its fair value, the second step of the impairment test is performed to measure the amount of impairment loss, if any.  The second step of the impairment test compares the implied fair value of the reporting unit's goodwill and other intangible assets with their carrying amount.  If the carrying amount of the reporting unit's goodwill and other intangible assets exceeds their implied fair value, then an impairment loss is recognized in an amount equal to that excess.

Accounting for Share-Based Compensation
The Company accounts for all compensation related to stock using a fair value based method whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period.  Stock issued for compensation is valued using the market price of the stock on the date of the related agreement.

UNILAVA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 and 2008

NOTE A – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Revenue Recognition

Telava NV and LIP:  The Company’s revenue is generated by customer subscriptions of directory and advertising services.  Revenue is billed and recognized monthly for services subscribed in that specific month.  The Company utilizes outside billing companies to transmit billing data, much of which is forwarded to Local Exchange Carriers (“LEC’s”) that provide local telephone service.

LEC Billing:   When a customer subscribes to the Company’s service, an electronic customer file is created which is the basis for the billing.  The Company submits gross billings electronically to third party billing aggregators. These billing aggregators compile and format electronic customer files and forward the billing records to the appropriate LEC’s.  The billing for our service flows through to monthly bills of the individual LEC customers.  The LEC’s collect the Company’s billing and remit amounts to the billing aggregators, which in turn remit funds to the Company.  The following are significant accounting estimates and assumptions used in the revenue recognition process with respect to these billings.

Customer refunds:   The Company’s customer refund policy allows the customer to request a refund if they are not satisfied with the service within the first 30 days of the subscription.  The Company accrues for refunds based on historical experience of refunds as a percentage of new billings in that 30-day period.  Customer refunds are reserved and charged against gross revenue.

Non-paying customers:   There are customers who may not pay the fee for our services even though the Company believes they are valid subscribers.  Included in cost of services is an accrual for estimated non-paying customers that are recorded at the time of billing.

Dilution:   The Company recognizes revenue during the month for which the service is provided based on net billings accepted by the billing aggregators and recognizes revenue only for accepted records.  However, subsequent to this acceptance, there are instances in the LEC billing process where a customer cannot be billed due to changes in telephone numbers, telephone carriers, data synchronization issues, etc.  These amounts that ultimately cannot be billed, as well as certain minor billing adjustments by the LEC’s, are commonly referred to as “dilution.”  Such unbillable accounts and chargebacks are estimated at the time of billing and charged against net revenues.

Fees:  Both the billing aggregator and the LEC charge processing fees.  Additionally, the LEC charges fees for responding to billing inquiries by its customers, processing refunds, and other customer-related services.  Such fees are estimated at the time of billing and charged to cost of services.

Revenue for billings to certain customers are billed directly by the Company and not through the LEC’s, is recognized based on estimated future collections.   The Company continuously reviews this estimate for reasonableness based on its collection experience.

Telava Wireless:   Leasing revenue for towers are recognized on a monthly basis based on the terms and conditions of the lease agreements.

LIP:   Printing revenue for coupon books are recognized as services are performed.

Advertising Costs:  The Company incurs advertising costs that are not considered direct response advertising and are expensed when incurred.  For the years ended December 31, 2009 and 2008, the Company incurred approximately $5,274 and $12,508, respectively in marketing and advertising expense.

UNILAVA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 and 2008

NOTE A – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Income taxes

The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements.  Under this method, deferred tax assets and liabilities are determined based on differences between financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.  The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

The Company records net deferred tax assets to the extent the Company believes these assets will more likely than not be realized.  In making such determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent financial operations.  A valuation allowance is established against deferred tax assets that do not meet the criteria for recognition.  In the event the Company were to determine that it would be able to realize deferred income tax assets in the future in excess of their net recorded amount, we would make an adjustment to the valuation allowance which would reduce the provision for income taxes.

The Company follows the accounting guidance which provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits.  Income tax provisions must meet a more-likely-than-not recognition threshold at the effective date to be recognized initially and in subsequent periods.

Also included is guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

Earnings per common share
The Company reports both basic and diluted earnings per share.  Basic earnings per share are calculated using the weighted average number of common shares outstanding in the period.  Diluted earnings per share includes potentially dilutive securities such as outstanding options and warrants using the “treasury stock” method and convertible securities using the “if-converted” method.

Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.  Actual results could differ from those estimates.

Significant estimates made in connection with the accompanying financial statements include the estimate of dilution and fees associated with LEC billings and the estimated reserve for doubtful accounts receivable.

Other Comprehensive Income (Loss)
Comprehensive income/(loss) consists of net income and other gains and losses affecting stockholders’ equity that, under generally accepted accounting principles are excluded from net income.  For the Company, such items consist solely of foreign currency translation gains and losses.

Recent Accounting Pronouncements
On July 1, 2009, the FASB officially launched the FASB ASC 105 - Generally Accepted Accounting Principles, which established the FASB Accounting Standards Codification (“the Codification”), as the single official source of authoritative, nongovernmental, U.S. GAAP, in addition to guidance issued by the Securities and Exchange Commission.  The Codification is designed to simplify U.S. GAAP into a single, topically ordered structure.  All guidance contained in the Codification carries an equal level of authority.  The Codification is effective for interim and annual periods ending after September 15, 2009.  Accordingly, the Company refers to the Codification in respect of the appropriate accounting standards throughout this document as “FASB ASC”.  Implementation of the Codification did not have any impact on the Company’s consolidated financial statements.

UNILAVA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 and 2008

NOTE A – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

On June 30, 2009, the FASB issued Accounting Standard Update (ASU) No. 2009-01 (Topic 105) – Generally Accepted Accounting Principles – amendments based on – Statement of Financial Accounting Standards No. 168 –The FASB Accounting and Standards Codification and the Hierarchy of Generally Accepted Accounting Principles.  Beginning with this Statement the FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts.  Instead, it will issue Accounting Standard Updates.  This ASU includes FASB Statement No. 168 in its entirety.  While ASU’s will not be considered authoritative in their own right, they will serve to update the Codification, provide the bases for conclusions and changes in the Codification, and provide background information about the guidance.  The Codification modifies the GAAP hierarchy to include only two levels of GAAP: authoritative and nonauthoritative.  ASU No. 2009-01 is effective for financial statements issued for the interim and annual periods ending after September 15, 2009, and the Company does not expect any significant financial impact upon adoption.

In August 2009, the FASB issued ASU No. 2009-05 – Fair Value Measurements and Disclosures (Topic 820) – Measuring Liabilities at Fair Value.  This ASU clarifies the fair market value measurement of liabilities.  In circumstances where a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following techniques: a technique that uses quoted price of the identical or a similar liability or liabilities when traded as an asset or assets, or another valuation technique that is consistent with the principles of Topic 820 such as an income or market approach.  ASU No. 2009-05 was effective upon issuance and it did not result in any significant financial impact on the Company upon adoption.

In September 2009, the FASB issued ASU No. 2009-12 – Fair Value Measurements and Disclosures (Topic 820) – Investments in Certain Entities That Calculate Net Asset Value per Share (or its equivalent).  This ASU permits use of a practical expedient, with appropriate disclosures, when measuring the fair value of an alternative investment that does not have a readily determinable fair value.  ASU No. 2009-12 is effective for interim and annual periods ending after December 15, 2009, with early application permitted.  Since the Company does not currently have any such investments, it does not anticipate any impact on its financial statements upon adoption.

In October 2009, the FASB issued ASU 2009-13 - “Multiple-Deliverable Revenue Arrangements”, which addresses how revenues should be allocated among all products and services included in our sales arrangements.  It establishes a selling price hierarchy for determining the selling price of each product or service, with vendor-specific objective evidence (VSOE) at the highest level, third-party evidence of VSOE at the intermediate level, and a best estimate at the lowest level.  It replaces “fair value” with “selling price” in revenue allocation guidance, eliminates the residual method as an acceptable allocation method, and requires the use of the relative selling price method as the basis for allocation.  It also significantly expands the disclosure requirements for such arrangements, including, potentially, certain qualitative disclosures.  ASU 2009-13 will be effective prospectively for sales entered into or materially modified in fiscal years beginning on or after June 15, 2010.  The FASB permits early adoption of ASU 2009-13, applied retrospectively, to the beginning of the year of adoption. We are currently evaluating the impact on our financial position and results of operations.

In October 2009, the FASB issued ASU 2009-14 - “Certain Revenue Arrangements That Include Software Elements”, which clarifies the guidance for allocating and measuring revenue, including how to identify software that is out of the scope.  ASU 2009-14 amends accounting and reporting guidance for revenue arrangements involving both tangible products and software that is “more than incidental to the tangible product as a whole.”  That type of software and hardware will be outside of the scope of software revenue guidance, and the hardware components will also be outside of the scope of software revenue guidance and may result in more revenue recognized at the time of the hardware sale.  Additional disclosures will discuss allocation of revenue to products and services in our sales arrangements and the significant judgments applied in the revenue allocation method, including impacts on the timing and amount of revenue recognition.  ASU 2009-14 will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010.  ASU 2009-14 has the same effective date, including early adoption provisions, as ASU 2009-13. Companies must adopt ASU 2009-14 and ASU 2009-13 at the same time.  We are currently evaluating the impact on our financial position and results of operations.

UNILAVA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 and 2008

NOTE A – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

In January 2010, the FASB issued ASU 2010-06 - “Fair Value Measurements and Disclosures—Improving Disclosures about Fair Value Measurements”, which requires new disclosures and reasons for transfers of financial assets and liabilities between Levels 1 and 2.  ASU 2010-06 also clarifies that fair value measurement disclosures are required for each class of financial asset and liability, which may be a subset of a caption in the consolidated balance sheets, and those disclosures should include a discussion of inputs and valuation techniques.  It further clarifies that the reconciliation of Level 3 measurements should separately present purchases, sales, issuances, and settlements instead of netting these changes.  With respect to matters other than Level 3 measurements, ASU 2010-06 is effective for fiscal years and interim periods beginning on or after December 15, 2009.  New guidance related to Level 3 measurements is effective for fiscal years and interim periods beginning on or after December 15, 2010. We are currently evaluating the impact of ASU 2010-06 on our disclosures.

In January 2010, the FASB issued ASU No. 2010-10 – Consolidation (Topic 810) that amends accounting and disclosure requirements for a decrease in ownership in a business under existing GAAP standards for consolidations. It also clarifies the types of businesses that are in the scope of these consolidations. As required by this guidance, we retroactively applied the amendments as of January 1, 2009, which did not have a material impact on our financial statements or footnote disclosures.

In May 2009, the FASB issued FASB ASC 855, “Subsequent Events.”  This Statement addresses accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued.  FASB ASC 855 requires disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, the date issued or date available to be issued.  The Company adopted this Statement in the third quarter of fiscal 2009.  As a result the date through which the Company has evaluated subsequent events and the basis for that date have been disclosed in our footnotes.

In April 2009, the FASB issued an update to FASB ASC 820, “Fair Value Measurements and Disclosures,” related to providing guidance on when the volume and level of activity for the asset or liability have significantly decreased and identifying transactions that are not orderly.  The update clarifies the methodology to be used to determine fair value when there is no active market or where the price inputs being used represent distressed sales.  The update also reaffirms the objective of fair value measurement, as stated in FASB ASC 820, which is to reflect how much an asset would be sold in and orderly transaction, and the need to use judgment to determine if a formerly active market has become inactive, as well as to determine fair values when markets have become inactive.  The Company adopted this Statement in the second quarter of 2009 without significant financial impact.

In April 2009, the FASB ASC 320, “Investments – Debt and Equity,” amends current other-than-temporary guidance for debt securities through increased consistency in the timing of impairment recognition and enhanced disclosures related to credit and noncredit components impaired debt securities that are not expected to be sold.  Also, the Statement increases disclosures for both debt and equity securities regarding expected cash flows, securities with unrealized losses, and credit losses.  The Company adopted this Statement in the second quarter of 2009 without significant impact to our financial statements.

In April 2009, the FASB issued an update to FASB ASC 825, “Financial Instruments,” to require interim disclosures about the fair value of financial instruments.”  This update enhances consistency in financial reporting by increasing the frequency of fair value disclosures of those assets and liabilities falling within the scope of FASB ASC 825. The Company adopted this update in the second quarter of 2009 without significant impact to the financial statements.

UNILAVA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 and 2008

NOTE A – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

In April 2009, the FASB issued an update to FASB ASC 805, “Business Combinations,” that clarifies and amends FASB ASC 805, as it applies to all assets acquired and liabilities assumed in a business combination that arise from contingencies.  This update addresses initial recognition and measurement issues, subsequent measurement and accounting, and disclosures regarding these assets and liabilities arising from contingencies in a business combination.  The Company adopted this Statement in the second quarter of 2009 without significant impact to the financial statements.

Concentrations of credit risk

The Company has maintained balances in excess of federally insured limits from time to time during the fiscal year.  Management periodically reviews the adequacy and strength of the financial institutions and deems this to be an acceptable risk.

For the year ended December 31, 2009 and 2008, approximately 5% and 12% of the Company's net sales were made to customers outside the United States.

NOTE B – ACCOUNTS RECEIVABLE

The Company provides billing information to a third party billing company for the majority of its monthly billings.  Billings submitted are “filtered” by this billing company and the LEC’s. Net accepted billings are recognized as revenue and accounts receivable.  The billing company remits payments to the Company on the basis of cash ultimately received from the LEC’s by the billing company.  The billing company and LEC’s charge fees for services, which are netted against the gross accounts receivable balance. The billing companies also apply holdbacks to the remittance for potentially uncollectible accounts.  These dilution amounts will vary due to numerous factors and the Company may not be certain as to the actual amounts of dilution on any specific billing submittal until several months after that submittal.  The Company estimates the amount of these charges and holdbacks based on historical experience and subsequent information received from the billing companies.  The Company also estimates uncollectible account balances and provides an allowance for such estimates.  As of December 31, 2009 and 2008, the amount reserved for uncollectible account balances is $48,911 and $102,374, respectively.

The billing companies retain certain holdbacks that may not be collected by the Company for a period extending beyond one year.   The balances are charged to bad debt expense.  However, when true-up balances occur with the LEC after six to eighteen months, the money received will be classified as revenue to offset current bad debt expenses.

The Company experiences significant dilution of its gross billings by the billing company.  The Company negotiates collections with the billing companies on the basis of the contracted terms and historical experience.  The Company’s cash flow may be affected by holdbacks, fees, and other matters, which are determined by the LEC’s and the billing company.  The Company processes its billings through the primary billing company.

UNILAVA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 and 2008

NOTE B – ACCOUNTS RECEIVABLE - continued

	2009	2008
Accounts receivable	1,474,333	1,389,171
Allowance for doubtful accounts	(48,911)	(102,374)
Accounts receivable, net	1,425,422	1,286,798

NOTE C – FIXED ASSETS

Property and equipment consisted of the following at December 31, 2009 and 2008:

	2009	2008
Microwave towers	$1,999,152	$1,998,765
Computer equipment	219,207	219,207
Furniture & equipment	116,338	109,967
Software	35,858	35,858
Tenant improvements	187,663	181,834
	2,558,218	2,545,631
Accumulated depreciation	(551,657)	(370,997)
Fixed assets, net	$2,006,561	$2,174,634

Depreciation expense for the years ended December 31, 2009 and 2008 was $203,713 and $184,592, respectively.

NOTE D – PURCHASE OF IBFA ACQUSITIONS LLC

On January 16, 2008, Telava Acquisitions, Inc. (“Telava”) a Delaware corporation and IBFA Acquisition Company, LLC (“IBFA”) a Michigan corporation and James Grabowski and Casimir Wojciechowski (the “Members”) entered into a Membership Interest Purchase Agreement (“MIPA”) whereby Telava agreed to purchase (the “Acquisition”) 100% of IBFA member interests from the Members for a purchase price of $2,250,000 subject to certain conditions such as a Management Agreement described below.  An initial $1,750,000 was paid in fiscal year 2008 with $500,000 deferred and payable at the rate of $25,000 to $50,000 per month based on a specific calculation.  During 2009, the Company paid $272,750 of deferred payments.  The remaining $227,750 was subject to “True-up” provisions as of the effective date of the Acquisition on January 11, 2009 (See discussion below).  Upon final settlement, The Company received concessions totaling $177,578 and made final payments totaling $95,172. Payment made related to the organization totaled $2,117,922.

UNILAVA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 and 2008

NOTE D – PURCHASE OF IBFA ACQUSITIONS LLC - continued

Concurrent with the MIPA, IBFA and Televa entered into a Management Agreement whereby Televa would manage IBFA and IBFA Members would maintain control of IBFA until such time as the Federal Communications Commission (“FCC”) issued its approvals with respect to the Acquisition.  In December 31, 2008, the FCC issued their approvals.  The Acquisition was then finalized on January 1, 2009 with the signing of a Settlement of Accounts and Mutual Release Agreement.  For accounting purposes, the Acquisition is assumed to have occurred on the eve of January 1, 2009.  As a result the Company recorded the purchase of IBFA and allocated the purchase price of $2,117,922 as follows:

Cash	$114,876
Accounts receivable	488,253
Deposits	5,281
Goodwill	651,600
TOTAL ASSETS	$1,260,010
Accounts payable	$549,636
Accrued expenses	428,325
TOTAL LIABILITIES	$977,961
Net Liabilities in excess of assets	$(282,049)
Purchase price	2,117,922
Cost of acquisition	$1,835,873

The cost of acquisition totaling $1,835,873 has been entirely allocated to Goodwill which represents the overall cost of acquisition in excess of the fair value of tangible assets and identifiable intangible assets.

UNILAVA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 and 2008

NOTE D – PURCHASE OF IBFA ACQUSITIONS LLC - continued

The condensed pro forma results of operations for the year ended December 31, 2008 as if the Acquisition having acquired on January 1, 2008 were as follows:

	Year Ended December 31,
	2008
	Telava
	Networks, Inc.	IBFA		Purchase	Pro
	Actual	Actual	1.	Adjustments	Forma
ASSETS
CURRENT ASSETS
Cash	$ 275,384	$ 114,876			$ 390,260
Accounts receivable, net	1,286,798	488,253			1,775,051
Other current assets	25,322	9,578			34,900
Total current assets	1,587,504	612,707		-	2,200,211

Fixed assets, net	2,174,634	2,797			2,177,431
Intangible assets, net	25,863	-			25,863
Goodwill	-	651,600			651,600
Other Assets	1,861,451	5,281			1,866,732

TOTAL ASSETS	$ 5,649,452	$ 1,272,385		$ -	$ 6,921,837

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	867,821	$ 977,961			1,845,782
Notes payable	2,557,775	295,258			2,853,033
Notes payable - related party	-	-			-

TOTAL CURRENT LIABILITIES	3,425,596	1,273,219		-	4,698,815

Deferred rent - non current	-	-			-
TOTAL LIABILITIES	3,425,596	1,273,219		-	4,698,815

Commitments

STOCKHOLDERS' EQUITY
Preferred stock	-	-			-
Common stock	1,519,074	480,699			1,999,773
Common stock payable	116,385				116,385
Minority interest	219,520				219,520
Accumulated deficit	431,444			-	431,444
Accumulated other comprehensive income (loss)
(Cumulative translation adjustment)	(62,567)	(481,533)			(544,100)
Treasury Stock	-				-
TOTAL STOCKHOLDERS' EQUITY	2,223,856	(834)		-	2,223,022
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 5,649,452	$ 1,272,385		$ -	$ 6,921,837

1.	No proforma results are presented for 2009 as IBFA was consolidated in 2009 as a result of their acqusition in January 2009 and is reflected in the consolidated results.

UNILAVA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 and 2008

NOTE D – PURCHASE OF IBFA ACQUSITIONS LLC (Continued)

	Year Ended December 31,
	2008
	Telava
	Networks, Inc.	IBFA	Pro
	Actual	Actual	Forma

Revenue	$5,257,482	$4,286,032	$9,543,514
Cost of revenue	1,826,617	3,064,502	4,891,119
Gross profit	3,430,865	1,221,530	4,652,395

Costs and Expenses
Selling, general & administrative	4,383,263	1,139,933	5,523,196
Depreciation and amortization	184,592	6,730	191,322
Total costs and expenses	4,567,855	1,146,663	5,714,518

Income from operations	(1,136,990)	74,867	(1,062,123)

Other Income and (Expense)
Interest income	2,831	61	2,892
Other income	168,687	744	169,431
Impairment of goodwill	-	(217,200)	(217,200)
Interest expense	(320,527)	(47,694)	(368,221)
Other expense	-	(14,949)	(14,949)
Net income (loss) allocable to minority owner	127,410	-	127,410
Total other income and (expense)	(21,599)	(279,038)	(300,637)

Net income (loss)	$(1,158,589)	$(204,171)	$(1,362,760)

1.	No proforma results are presented for 2009 as IBFA was consolidated in 2009 as a result of their acqusition in January 2009.

NOTE E – INTANGIBLE ASSETS AND GOODWILL

Goodwill and Other Intangible Assets
Goodwill and other intangible assets arising from an acquisition of a business are periodically assessed for impairment rather than amortized on a straight-line basis.  Accordingly, the Company annually reviews the carrying value of this goodwill and other intangible assets to determine whether impairment, as measured by fair market value, may exist.  Specifically, goodwill and other intangible asset impairment is determined using a two-step process.  The first step of the goodwill and other intangible asset impairment test is used to identify potential impairment by comparing the fair value of a reporting unit with its carrying amount.  If the fair value of a reporting unit exceeds its carrying amount, then the goodwill and other intangible assets of the reporting unit are not considered to be impaired and the second step of the impairment test is unnecessary.  If the carrying amount of a reporting unit exceeds its fair value, the second step of the impairment test is performed to measure the amount of impairment loss, if any.  The second step of the impairment test compares the implied fair value of the reporting unit's goodwill and other intangible assets with their carrying amount.  If the carrying amount of the reporting unit's goodwill and other intangible assets exceeds their implied fair value, then an impairment loss is recognized in an amount equal to that excess.

Goodwill consisted of $1,835,873 as of December 31, 2009 as a result of the IBFA purchase described in Note D.

UNILAVA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 and 2008

 NOTE F – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following at December 31, 2009 and 2008:

	2009	2008
Accounts payable	$ 1,137,533	$ 411,731
Accrued expenses	416,444	321,360
Accrued interest	172,868	82,268
Advances from customers	742	5,687
Other taxes payable	140,900	3,234
Payroll & payroll tax liabilities	159,461	43,541
Total	$ 2,027,948	$ 867,821

NOTE G – NOTES PAYABLE

Notes payable consists of the following:

$819,200 - The Company has borrowed funds periodically from a third party in $1,000 to $30,000 increments beginning in June 2006.  Each amount funded is evidenced by a separate note.  The notes do not have a stated maturity date, bear no interest and are convertible into shares of common stock at a rate to be mutually agreed upon by the Company and the note holder, but no more than the price at which shares have been sold to a non-affiliated party at any time the notes are outstanding.

The Company has not made any repayments since receipt of the first funds.  The company received $79,800 and $350,000 during the years ended December 31, 2009 and 2008, respectively.  As of December 31, 2009, the total due under these notes was $819,200.  For the year ended December 31, 2009 and 2008, the Company imputed interest expense of $64,419 and $55,939, respectively.  As of December 31, 2009 accrued interest was $137,088.

$1,958,820 - On September 13, 2007, the Company entered into a secured loan agreement with Thermo Credit LLC in the form of a line of credit whereby the Company could borrow up to the facility limit of $1.6 million.  The facility is secured with a first lien on all of the Company’s property, bears interest of 7.0% above prime adjusted monthly and was due 24 months from closing.  The company and Thermo Credit entered into an amendment dated January 17, 2008 whereby the Company’s facility was increased from $1.6 million to $1.8 million.  The Company and Thermo Credit entered into a second amendment dated January 17, 2009 whereby (1) the Company’s facility was decreased from $1.8 million back to $1.6 million, (2) the term was stated as one year with monthly principle payments of $15,000 from April 17, 2009 through October 17, 2009, $30,000 per month from November 17, 2009 through December 17, 2009 and final payment of the outstanding balance due January 17, 2010, (3) the interest rate was stated at Prime plus Seven Percent (7%), with a floor of 14.0% per annum, and (4) the Company paid a $16,000 commitment fee.  The company ant Thermo credit entered into a third amendment dated March 26, 2009 whereby the Company’s facility was increased from $1.6 million to $2.0 million when the Company was carrying a balance of $1,591,390.  The Company received net proceeds of $404,595 which were used for the final payment of the acquisition of IBFA Acquisitions LLC.  The Company and Thermo credit entered into a fourth amendment dated January 17, 2010 whereby the Company’s note was extended from the amended due date of January 17, 2010 for six months with principle payments of $7,500 per month due from February 17, 2009 through June 17, 2009 and maturity of the balance then due July 17, 2010.

UNILAVA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 and 2008

During the year ended December 31, 2009, the Company made payments totaling $337,321, and recognized $256,443 of interest expense.  During the year ended December 31, 2008, the Company made payments totaling $389,098 and recognized $29,735 of interest expense.  As of December 31, 2009, the total due under this note was $1,958,820, including $26,180 of accrued interest and $15,000 of principle.  Accrued interest under this note is recorded under other Accounts Payable and Accrued Expenses (See Note D above).

NOTE H – STOCKHOLDERS’ EQUITY

Preferred Stock
The Company has authorized 120,000,000 shares of $0.00 par value preferred stock available for issuance.  No shares of preferred stock are outstanding as of December 31, 2009.  Commensurate with the merger (See Note K), the Company converted the former IWI Holdings outstanding Preferred Stock of 3,664,880 shares into 45,000,000 shares of common stock.

Common Stock
The authorized common stock is 120,000,000 shares at no par value.  As of December 31, 2009 and 2008, the Company had 100,051,107 and 55,000,000 shares of common stock issued and outstanding, respectively.

During the year ended December 31, 2009, the Company issued 51,107 shares of common stock and 3,644,880 shares of preferred related to the reverse merger with IWI Holding Limited (See Note K, REVERSE MERGER WITH IWI HOLDING LIMITED)

NOTE I – INCOME TAXES

A reconciliation of income tax expense using the statutory federal and state income tax rates is as follows for the years ended December 31:

	2009	2008
Income tax benefit at statutory rate	$(633,000)	$(397,000)
State income taxes	(163,000)	(108,000)
Increase in valuation allowance	796,000	505,000
Income tax expense	$-	$-

Deferred income taxes reflect the tax consequences on future years for differences between the tax basis of assets and liabilities and their basis for financial reporting purposes.  Temporary differences giving rise to the current deferred tax asset and liability primarily relate to accrual-to-cash adjustments as the Company follows the accrual basis of accounting for financial reporting but the cash basis for tax purposes.  The other major temporary timing differences giving rise to the non-current deferred tax asset are net operating loss carryforwards.  The temporary differences giving rise to the non-current deferred tax liability consist of the depreciation and amortization for financial reporting purposes using a straight line basis which are different for tax reporting purposes.

Deferred income taxes reflect the tax consequences on future years of differences between the tax basis of assets and liabilities and their basis for financial reporting purposes.  Deferred tax assets and liabilities are as follows:

UNILAVA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 and 2008

	2009	2008
Net operating loss carryforwards	$1,161,000	$705,000
Accrual-to-cash adjustment	407,000	87,000
Depreciation and amortization	(32,000)	(32,000)
Allowance for bad debt	174,000	154,000
Valuation allowance	(1,710,000)	(914,000)
	$-	$-

As a result of the significant net losses incurred since inception and because the likelihood of being able to utilize these losses is not presently determinable, the Company has recorded a valuation allowance to fully reserve its net deferred tax asset.

At December 31, 2009, the Company has available unused state and federal operating loss carryforwards of approximately 2,653,000 for federal taxes and $2,653,000 for state taxes that may provide future tax benefits, expiring between 2013 and 2018 for state taxes and 2023 through 2028 for federal taxes, as follows:

	Federal	State
NOL carryforward expiration:
2013		45,000
2014		516,000
2015		-
2016		135,000
2017		-
2018		-
Thereafter	2,653,000	2,653,000

NOTE J – SEGMENT REPORTING

Our segments are various subsidiaries that offer different products and services over various technology platforms and are managed accordingly.  We analyze our various operating segments based on segment income before income taxes.  The customers and assets of our reportable segments are predominantly in the United States.  We have four reportable segments: (1) Advertising Solutions, (2) Wireless, (3) Wireline, and (4) Other.

The Advertising Solutions segment includes the operations of Telava Networks, Inc. (100% owned) and Local Info Pages, Inc. (100% owned Korean based entity).

The Wireless segment includes the operations of Telava Wireless, Inc. (75% owned) and Telava Mobile, Inc. (80% owned).

The Wireline segment includes the operations of IBFA Acquisitions (100% owned).

The Other segment includes results from all corporate operations.

In the following tables, we show how our segment results are reconciled to our consolidated results reported in accordance with GAAP.  The Advertising Solutions, Wireless and Wireline and Other columns represent the segment results of each such operating segment.  The consolidation and elimination column adds in those line items that we manage on a consolidated basis only.  This column also eliminates any intercompany transactions included

UNILAVA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 and 2008

in each segment’s results.  In the Segment assets line item, we have eliminated the value of our investments in our fully consolidated subsidiaries and the intercompany financing assets as these have no impact to the segments’ operations.

At December 31, 2009 or for the year then ended
	Advertising
	Solutions	Wireless	Wireline	Other	Elimination	Consolidated

Revenue from external customers	$4,093,946	$50,215	$3,202,147	$-	$-	$7,346,308
Cost of revenue	1,720,239	195,884	1,914,267	-	-	3,830,390

Gross profit	2,373,707	(145,669)	1,287,880	-	-	3,515,918

Operations and support expenses	3,634,167	121,510	1,154,525	3,735	-	4,913,937
Depreciation and amortization	123,762	79,951	-	-	-	203,713

Total segment operating expenses	3,757,929	201,461	1,154,525	3,735	-	5,117,650
Segment operating income	(1,384,222)	(347,130)	133,355	(3,735)	-	(1,601,732)

Total other income and (expense)	(105,310)	42,302	(148,433)	-	-	(211,441)

Segment income before income taxes	$(1,489,532)	$(304,828)	$(15,078)	$(3,735)	$-	$(1,813,173)
Segment assets	1,410,755	1,812,040	2,339,002	850	(8,000)	5,554,647

At December 31, 2008 or for the year then ended
	Advertising
	Solutions	Wireless	Wireline	Other	Elimination	Consolidated

Revenue from external customers	$5,189,579	$67,902	$-	$-	$-	$5,257,482
Cost of revenue	1,647,028	179,589	-	-	-	1,826,617

Gross profit	3,542,551	(111,687)	-	-	-	3,430,864

Operations and support expenses	4,118,532	264,418	-	-	-	4,382,950
Depreciation and amortization	104,642	79,951	-	-	-	184,592

Total segment operating expenses	4,223,173	344,369	-	-	-	4,567,542
Segment operating income	(680,622)	(456,055)	-	-	-	(1,136,678)

Total other income and (expense)	(94,340)	72,429	-	-	-	(21,911)

Segment income before income taxes	$(774,963)	$(383,626)	$-	$-	$-	$(1,158,589)
Segment assets	3,748,571	1,851,168	-	-	49,713	5,649,452

NOTE K_- REVERSE MERGER WITH IWI HOLDING LIMITED

On August 18, 2009 (the “Effective Date”), IWI Holding Limited, a British Virgin Islands shell corporation (“IWI”), and Telava Networks, Inc., a Nevada corporation (“Telava”) closed their Agreement and Plan of Reorganization (“the Plan”).  In accordance with the Plan, Telava became a wholly-owned subsidiary of IWI.  The Telava Stockholders received restricted IWI Common Stock at the rate of 7.4324 shares for each of their 7,400,000 shares issued and outstanding.  As a result, IWI issued 55,000,000 restricted shares in exchange for 100 percent of the outstanding capital stock of Telava.  As of the date of the merger, IWI had outstanding 2,554,700 shares of common stock and 3,644,880 shares of preferred stock.  Following the closing of the merger and as agreed to pursuant to the Plan, the common stock was subject to a 50:1 reverse split into 51,107 shares and 3,644,880 shares of  preferred stock was converted into 45,000,000 shares of common stock.  In total 100,051,107 shares are outstanding following the Effective Date of the Plan.

The merger was accounted for as a “reverse merger,” as the stockholders of Telava owned a majority of the outstanding shares of IWI common stock immediately following the Plan.  Telava was deemed to be the acquirer in the reverse merger.  Consequently, the assets and liabilities and the historical operations of Telava prior to the Merger are reflected in the financial statements and have been recorded at the historical cost basis of Telava.  Our consolidated financial statements after completion of the merger include the assets and liabilities of both IWI and Telava, historical operations of Telava and our IWI operations from the Effective Date of the Plan.

UNILAVA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 and 2008

NOTE L - COMMITMENTS

A portion of our facilities are under operating leases that expire at various dates through 2013.  Rent expense was $631,751 and $496,719 in 2009 and 2008, respectively.

Minimum rental commitments under all non-cancelable leases with an initial term in excess of one year were as follows as of December 31, 2009:

Year Payable	Amount
2010	$533,487
2011	512,103
2012	523,568
2013	175,797
2014 and Thereafter	$-
Total	1,744,955

NOTE M – RELATED PARTY TRANSACTIONS

During 2009 Dicken Yung, Chairman, loaned the Company $150,000 and was repaid $6,500.  The amounts are due on demand and bear no interest.

During 2009 Baldwin Yung, CEO, loaned the Company $10,000 and $57,946 as outstanding accounts payable which is still owed by the Company.  The amounts are due on demand and bear no interest.

During 2009 Boaz Yung, EVP, loaned the Company $2,928 as outstanding accounts payable which is still owed by the Company.  The amounts are due on demand and bear no interest.

There were no other related party transactions in 2009.

NOTE N – SUBSEQUENT EVENTS

The Company had signed a Memorandum of Understanding on December 7, 2009 to acquire 80% interest in China Dragon Telecom Limited and its affiliates based in Hong Kong, China.  The negotiations and execution of definitive agreements, regulatory approval and other customary conditions is expected to be completed in mid 2010.

We have evaluated subsequent events through April 15, 2010, which represents the date the consolidated financial statements were available to be issued.