Form 10-Q
period 2010-03-31
Unilava Corp
filed 2010-05-24
CIK 923168

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2010

☐ TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT For the transition period from _________________ to __________________

Commission File Number:  000-25108

UNILAVA CORPORATION

(Name of registrant as specified in its charter)

Wyoming	80-0568736
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

353 Sacramento Street, Suite 1500 , San Francisco California	94111
(Address of principal executive offices)	(Zip Code)

(415) 321-3490
Registrant's telephone number, including area code

N/A
Former name, former address and former fiscal year, if changed since last report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒      No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a small reporting company. See definition of “large accelerated filer”, “accelerated filer” and “small reporting company” in Rule 12b-2 of the Securities Exchange Act of 1934.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

The number of shares of common stock, $.001 par value, issued and outstanding as of March 31, 2010:  100,051,107 shares

TABLE OF CONTENTS
		Page Number

PART 1	FINANCIAL INFORMATION	3

ITEM 1	Financial Statements (unaudited)	4

	Balance Sheets as of March 31, 2010	5

	Statements of Operations
	For the three months ended March 31, 2010 and 2009	6

	Statements of Cash Flows
	For the three months ended March 31, 2010 and 2009	7

	Notes to the Financial Statements	8

ITEM 2	Management's Discussion and Analysis of Financial Condition and Results of Operation	17

ITEM 4	Controls and Procedures	17

PART II	OTHER INFORMATION	18

ITEM 1A	Risk Factors	19

ITEM 2	Unregistered Sales of Equity Securities and Use of Proceeds	18

ITEM 6	Exhibits	19

	SIGNATURES	20

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

The accompanying balance sheets of Unilava Corporation at March 31, 2010, the statements of operations for the three months ended March 31, 2010 and 2009, the statements of cash flows for the three months ended March 31, 2010 and 2009, have been prepared by the Company's management, in conformity with principles generally accepted in the United States of America.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Unilava Corporation
(formerly IWI Holding Limited)
Consolidated Balance Sheets
	March 31,	December 31,
	2010	2009
ASSETS	(unaudited)	(audited)
CURRENT ASSETS
Cash	$204,054	$155,439
Accounts receivable, net	1,106,018	1,425,422
Other current assets	16,238	9,809

Total current assets	1,326,310	1,590,670

Fixed assets, net	1,964,230	2,006,561
Goodwill	1,835,873	1,835,873
Other Assets	144,613	121,543

TOTAL ASSETS	$5,271,026	$5,554,647

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Bank overdrafts	$83,951	$168,312
Accounts payable and accrued expenses	2,104,767	2,027,948
Notes payable	2,968,700	2,812,520
Notes payable - related party	-	149,500

TOTAL CURRENT LIABILITIES	5,157,418	5,158,280

Deferred rent - non current	139,491	114,650
TOTAL LIABILITIES	5,296,909	5,272,930

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, no par value 5,000,000 shares authorized; issued and outstanding 0 and 0 outstanding at March 31, 2010 and December 31, 2009, respectively.	-	-

Common stock, no par value 120,000,000 shares authorized; issued and outstanding 100,051,107 and 100,051,107 at March 31, 2010 and December 31, 2009, respectively.	1,580,894	1,580,894
Common stock payable	-	135,783
Accumulated deficit	(1,604,808)	(1,381,729)
Accumulated other comprehensive loss
(Cumulative translation adjustment)	(124,491)	(178,779)
Minority interest	122,522	125,548

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(25,883)	281,717
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$5,271,026	$5,554,647

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unilava Corporation
(formerly IWI Holding Limited)
Consolidated Statements of Operations
For the Three Months Ended March 31, 2010 and 2009 (unaudited)

	2010	2009
Revenue	$1,414,917	$1,951,000
Cost of revenue	592,073	1,055,637
Gross profit	822,844	895,363

Costs and Expenses
Salaries and payroll taxes	500,906	623,900
Selling, general & administrative	540,587	461,781
Depreciation and amortization	42,298	50,827
Total costs and expenses	1,083,791	1,136,508

Loss from operations	(260,947)	(241,145)

Other Income (Expense)
Interest income	154	195
Other income	144,119	12,213
Interest expense	(109,432)	(48,671)
Net loss allocable to minority owner	3,027	19,130
Total other income (expense)	37,868	(17,133)
Net loss	$(223,079)	$(258,278)

Comprehensive loss:
Foreign currency translation adjustment	$54,288	$(75,778)
Total comprehensive loss	$(168,791)	$(334,056)

Net loss per common share:
Basic	$(0.00)	$(0.00)
Weighted average common shares outstanding:
Basic	100,051,107	55,000,000

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unilava Corporation
(formerly IWI Holding Limited)
Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2010 and 2009

	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(223,079)	$(258,278)
Adjustments to reconcile net loss
to net cash provided (used) by operating activities:
Depreciation and amortization	42,331	53,188
Change in deferred rent - non current	24,841	-
Change in minority interest	(3,026)	(19,130)
CHANGES IN OPERATING ASSETS AND LIABILITIES:
Accounts receivable	319,404	355,451
Other current assets	(6,429)	67
Other assets	(23,070)	1,098
Accounts payable and accrued expenses	(58,964)	(398,204)

CASH USED BY OPERATING ACTIVITIES	72,008	(265,808)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of furniture and equipment	-	(340)
Repayment from notes receivable	-	21,016
Proceeds for notes receivable	-	(71,026)
Cash acquired in purchase of IBFA Acquisitions	-	114,876

CASH PROVIDED (USED) FOR INVESTING ACTIVITIES	-	64,526

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank overdraft	(84,361)	-
Proceeds from notes payable	156,180	733,490
Repayment of notes payable	-	(91,758)
Repayment of related party notes payable	(149,500)	-

CASH PROVIDED BY FINANCING ACTIVITIES	(77,681)	641,732

EFFECT OF EXCHANGE RATE CHANGES ON CASH	54,288	(75,777)
NET DECREASE IN CASH	48,615	364,673
CASH, beginning of period	155,439	275,384
CASH, end of period	$204,054	$640,057

Interest paid	$28,853	$-
Taxes paid	$-	$-

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

UNILAVA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2010

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

Going Concern

 The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplate continuation of the Company as a going concern.  The Company has recently sustained operating losses and has an accumulated deficit of $1,604,808 at March 31, 2010.  In addition, the Company has negative working capital of $3,831,108 at March 31, 2010.

UNILAVA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2010

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
AS OF MARCH 31, 2010

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
AS OF MARCH 31, 2010

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

Advertising Costs:  The Company incurs advertising costs that are not considered direct response advertising and are expensed when incurred.  For the three months ended March 31, 2010, the Company incurred approximately $1,147 in marketing and advertising expense.

UNILAVA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2010

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

UNILAVA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2010

NOTE A – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

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

In May 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-19 (ASU 2010-19), Foreign Currency (Topic 830): Foreign Currency Issues: Multiple Foreign Currency Exchange Rates.  The amendments in this Update are effective as of the announcement date of March 18, 2010. The Company does not expect the provisions of ASU 2010-19 to have a material effect on the financial position, results of operations or cash flows of the Company.

In April 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-18 (ASU 2010-18), Receivables (Topic 310): Effect of a Loan Modification When the Loan is Part of a Pool That Is Accounted for as a Single Asset-a consensus of the FASB Emerging Task Force.  The amendments in this Update are effective for modifications of loans accounted for within pools under Subtopic 310-30 occurring in the first interim or annual period ending on or after July 15, 2010.  The amendments are to be applied prospectively. Early application is permitted.  The Company does not expect the provisions of ASU 2010-18 to have a material effect on the financial position, results of operations or cash flows of the Company.

In April 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-17 (ASU 2010-17), Revenue Recognition-Milestone Method (Topic 605): Milestone Method of Revenue Recognition.  The amendments in this Update are effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Early adoption is permitted.  If a vendor elects early adoption and the period of adoption is not the beginning of the entity’s fiscal year, the entity should apply the amendments retrospectively from the beginning of the year of adoption.  The Company does not expect the provisions of ASU 2010-17 to have a material effect on the financial position, results of operations or cash flows of the Company.

In April 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-16 (ASU 2010-16), Entertainment-Casinos (Topic 924): Accruals for Casino Jackpot Liabilities-a consensus of the FASB Emerging Issues Task.  The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2010.  The amendments should be applied by recording a cumulative-effect adjustment to opening retained earnings in the period of adoption.  The Company does not expect the provisions of ASU 2010-16 to have a material effect on the financial position, results of operations or cash flows of the Company.

In April 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-15 (ASU 2010-15), Financial Services-Insurance (Topic 944): How Investments held through Separate Accounts Affect an Insurer’s Consolidation Analysis of Those Investments-a consensus of the FASB Emerging Issues Task Force.  The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2010.  Early adoption is permitted.  The amendments in this Update should be applied retrospectively to all prior periods upon the date of adoption.  The Company does not expect the provisions of ASU 2010-15 to have a material effect on the financial position, results of operations or cash flows of the Company.

In April 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-14 (ASU 2010-14), Accounting for Extractive Activities – Oil & Gas - Amendments to Paragraph 932-10-S99-1 (SEC Update).  The Amendments are designed to modernize and update the oil and gas disclosure requirements to align them with current practices and changes in technology. The Company does not expect the provisions of ASU 2010-14 to have a material effect on the financial position, results of operations or cash flows of the Company.

In April 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-13 (ASU 2010-13), Compensation-Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades - a consensus of the FASB Emerging Issues Task Force.  The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010.  Earlier application is permitted.  The Company does not expect the provisions of ASU 2010-13 to have a material effect on the financial position, results of operations or cash flows of the Company.

UNILAVA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2010

NOTE A – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Recent Accounting Pronouncements - continued

In April 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-12 (ASU 2010-12), Income Taxes (Topic 740): Accounting for Certain Tax Effects of the 2010 Health Care Reform Acts.  After consultation with the FASB, the SEC stated that it “would not object to a registrant incorporating the effects of the Health Care and Education Reconciliation Act of 2010 when accounting for the Patient Protection and Affordable Care Act”. The Company does not expect the provisions of ASU 2010-12 to have a material effect on the financial position, results of operations or cash flows of the Company.

In March 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-11 (ASU 2010-11), Derivatives and Hedging (Topic 815): Scope Exception Related to Embedded Credit Derivatives.  The amendments in this Update are effective for each reporting entity at the beginning of its first fiscal quarter beginning after June 15, 2010.  Early adoption is permitted at the beginning of each entity’s first fiscal quarter beginning after issuance of this Update.  The Company does not expect the provisions of ASU 2010-11 to have a material effect on the financial position, results of operations or cash flows of the Company.

In February 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-09 (ASU 2010-09), Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements.  This amendment addresses both the interaction of the requirements of this Topic with the SEC’s reporting requirements and the intended breadth of the reissuance disclosure provision related to subsequent events (paragraph 855-10-50-4).  All of the amendments in this Update are effective upon issuance of the final Update, except for the use of the issued date for conduit debt obligors. That amendment is effective for interim or annual periods ending after June 15, 2010.  The Company does not expect the provisions of ASU 2010-09 to have a material effect on the financial position, results of operations or cash flows of the Company.

Concentrations of credit risk

The Company has maintained balances in excess of federally insured limits from time to time during the fiscal year.  Management periodically reviews the adequacy and strength of the financial institutions and deems this to be an acceptable risk.

For the three months ended March 31, 2010 and 2009, approximately 4.9% and 5.5% of the Company's net sales were made to customers outside the United States.

NOTE B – ACCOUNTS RECEIVABLE

The Company provides billing information to a third party billing company for the majority of its monthly billings.  Billings submitted are “filtered” by this billing company and the LEC’s. Net accepted billings are recognized as revenue and accounts receivable.  The billing company remits payments to the Company on the basis of cash ultimately received from the LEC’s by the billing company.  The billing company and LEC’s charge fees for services, which are netted against the gross accounts receivable balance. The billing companies also apply holdbacks to the remittance for potentially uncollectible accounts.  These dilution amounts will vary due to numerous factors and the Company may not be certain as to the actual amounts of dilution on any specific billing submittal until several months after that submittal.  The Company estimates the amount of these charges and holdbacks based on historical experience and subsequent information received from the billing companies.  The Company also estimates uncollectible account balances and provides an allowance for such estimates.  As of March 31, 2010, the amount reserved for uncollectible account balances is $41,056.

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

UNILAVA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2010

NOTE C – FIXED ASSETS

Property and equipment consisted of the following at March 31, 2010 and 2010:

March 31	2010	2009
Microwave towers	$1,999,152	$1,998,765
Computer equipment	219,207	219,207
Furniture & equipment	116,338	109,967
Software	35,858	35,858
Tenant improvements	187,663	181,834
	2,558,190	2,545,631
Accumulated depreciation	(671,550)	(417,380)
Fixed assets, net	$1,964,230	$2,128,251

Depreciation expense for the years ended March 31, 2010 and 2009 were $42,331 and $53,188, respectively.

NOTE D – INTANGIBLE ASSETS AND GOODWILL

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

Goodwill consisted of $1,835,873 as of March 31, 2010 as a result of the IBFA purchase as disclosed in the 10K.

UNILAVA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2010

NOTE E – STOCKHOLDERS’ EQUITY

Preferred Stock

The Company has authorized 120,000,000 shares of $0.00 par value preferred stock available for issuance.  No shares of preferred stock are outstanding as of March 31, 2009.  Commensurate with the merger (See Note G), the Company converted the former IWI Holdings outstanding Preferred Stock of 3,664,880 shares into 45,000,000 shares of common stock.

Common Stock

The authorized common stock is 120,000,000 shares at no par value.  As of March 31, 2010 and 2009, the Company had 100,051,107 and 20,000,000 shares of common stock issued and outstanding, respectively.

During the year ended December 31, 2009, the Company issued 51,107 shares of common stock and 3,644,880 shares of preferred related to the reverse merger with IWI Holding Limited (See Note K, REVERSE MERGER WITH IWI HOLDING LIMITED)

NOTE F – SEGMENT REPORTING

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

In the following tables, we show how our segment results are reconciled to our consolidated results reported in accordance with GAAP.  The Advertising Solutions, Wireless and Wireline and Other columns represent the segment results of each such operating segment.  The consolidation and elimination column adds in those line items that we manage on a consolidated basis only.  This column also eliminates any intercompany transactions included in each segment’s results.  In the Segment assets line item, we have eliminated the value of our investments in our fully consolidated subsidiaries and the intercompany financing assets as these have no impact to the segments’ operations.

At March 31, 2010 or for the three months ended
	Advertising
	Solutions	Wireless	Wireline	Other	Elimination	Consolidated

Revenue from external customers	$732,245	$8,789	$673,883	$-	$-	$1,414,917
Cost of revenue	189,636	28,041	374,396	-	-	592,073

Gross profit	542,609	(19,252)	299,487	-	-	822,844

Operations and support expenses	709,992	38,058	286,496	6,947	-	1,041,493
Depreciation and amortization	22,310	19,988	-	-	-	42,298

Total segment operating expenses	732,302	58,046	286,496	6,947	-	1,083,791
Segment operating income	(189,693)	(77,298)	12,991	(6,947)	-	(260,947)

Total other income and (expense)	(53,269)	91,120	17	-	-	37,868

Segment income before income taxes	$(242,962)	$13,822	$13,008	$(6,947)	$-	$(223,079)
Segment assets	1,275,048	1,800,874	2,206,053	2,443	(13,392)	5,271,026

UNILAVA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2010

NOTE G - REVERSE MERGER WITH IWI HOLDING LIMITED

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

NOTE H – SUBSEQUENT EVENTS

The Company had signed a Memorandum of Understanding on December 7, 2009 to acquire 80% interest in China Dragon Telecom Limited and its affiliates based in Hong Kong, China.  The negotiations and execution of definitive agreements, regulatory approval and other customary conditions is expected to be completed in mid 2010.

Item 2. Management's Discussion and Analysis of Fianancial Condition and Results of Operations

RESULTS OF OPERATIONS

For ease of reading, Unilava Corporation is referred to as “we,” “Unilava,” or the “Company” throughout this document, and the names of the particular subsidiaries and affiliates providing the services generally have been omitted. Unilava is a holding company whose subsidiaries and affiliates operate in the communications services industry in both the United States and internationally, providing wireless and wireline telecommunications services and equipment as well as advertising services. You should read this discussion in conjunction with the consolidated financial statements, accompanying notes and management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2009. A reference to a “Note” in this section refers to the accompanying Notes to Consolidated Financial Statements. In the tables throughout this section, percentage increases and decreases that are not considered meaningful are denoted with a dash.

Overview

Operating revenues   Our operating revenues decreased $536,083, or 27%, in the first quarter of 2010. This decrease was primarily due to lower growth rate in wireline service revenue due to our acquisition. These decreases were largely offset by the continuing decline in directory revenue driven by lower wireline revenue.

The declines in our advertising revenue reflects continuing economic pressures on our customers as well as increasing competition. We also continue to expand our VoIP service for customers who have access to our U-verse video service.

Cost of sales expenses increased $463,564, or 44%, in the first quarter of 2010. The decrease was primarily due to lower cost of goods sold related to the growth in advertising cost associated with sales_.These decreases were partially offset by call center marketing costs.

Selling, general and administrative expenses increased $78,806, or 17%, in the first quarter of 2010. The increase was primarily due to higher employee-related costs and costs associated with acquisition.

Depreciation and amortization expense decreased $8,529, or 16%, in the first quarter of 2010. The decrease was due to lower amortization of intangibles related to customer lists associated with acquisition.

Interest expense increased $60,761, or 120%, in the first quarter of 2010. The increase in interest expense was due to wireline acquisition.

Segment Results

Our segments represent strategic business units that offer different products and services over various technology platforms and are managed accordingly. We analyze our various operating segments based on segment income before income taxes, reviewing operating revenues, expenses (depreciation or non-depreciation) and equity income for each segment. Interest expense and other income (expense) – net are managed only on a total company basis and are, accordingly, reflected only in consolidated results. We have four reportable segments: (1) Wireless, (2) Wireline, (3) Advertising Solutions and (4) Other.

The Wireless segment uses our nationwide network to provide consumer and business customers with wireless voice and advanced data communications services.

The Wireline segment uses our regional, national and global network to provide consumer and business customers with landline voice communications services.

The Advertising Solutions segment publishes online business directory listing service.

The Other segment includes results from customer information services and all corporate and other operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

None.

Item 4. Controls and Procedures

The registrant maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed by the registrant is recorded, processed, summarized, accumulated and communicated to its management, including its principal executive and principal financial officers, to allow timely decisions regarding required disclosure, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. The chief executive officer and chief financial officer have performed an evaluation of the effectiveness of the design and operation of the registrant’s disclosure controls and procedures as of March 31, 2010. Based on that evaluation, the chief executive officer and chief financial officer concluded that the registrant’s disclosure controls and procedures were effective as of March 31, 2010.

UNILAVA CORPORATION AND ITS SUBSIDIARIES
MARCH 31, 2010

CAUTIONARY LANGUAGE CONCERNING FORWARD-LOOKING STATEMENTS

Information set forth in this report contains forward-looking statements that are subject to risks and uncertainties, and actual results could differ materially. Many of these factors are discussed in more detail in the “Risk Factors” section. We claim the protection of the safe harbor for forward-looking statements provided by the Private Securities Litigation Reform Act of 1995.

The following factors could cause our future results to differ materially from those expressed in the forward-looking statements:

•
Adverse economic and/or capital access changes in the markets served by us or in countries in which we have significant investments, including the impact on customer demand and our ability and our suppliers’ ability to access financial markets.

•	Changes in available technology and the effects of such changes, including product substitutions and deployment costs.
•
Increases in our benefit plans’ costs, including increases due to adverse changes in the U.S. and foreign securities markets, resulting in worse-than-assumed investment returns and discount rates, and adverse medical cost trends and unfavorable health care legislation and regulations.

•
The final outcome of Federal Communications Commission and other federal agency proceedings and reopenings of such proceedings and judicial review, if any, of such proceedings, including issues relating to access charges, broadband deployment, E911 services, competition, net neutrality, unbundled loop and transport elements, wireless license awards and renewals and wireless services.

•
The final outcome of regulatory proceedings in the states in which we operate and reopenings of such proceedings and judicial review, if any, of such proceedings, including proceedings relating to Interconnection terms, access charges, universal service, unbundled network elements and resale and wholesale rates, broadband deployment including our U-verse services, net neutrality, performance measurement plans, service standards and traffic compensation.

•
Enactment of additional state, federal and/or foreign regulatory and tax laws and regulations pertaining to our subsidiaries and foreign investments, including laws and regulations that reduce our incentive to invest in our networks, resulting in lower revenue growth and/or higher operating costs.

•
Our ability to absorb revenue losses caused by increasing competition, including offerings that use alternative technologies (e.g., cable, wireless and VoIP) and our ability to maintain capital expenditures.

•	The extent of competition and the resulting pressure on access line totals and wireline and wireless operating margins.
•	Our ability to develop attractive and profitable product/service offerings to offset increasing competition in our wireless and wireline markets.
•
The ability of our competitors to offer product/service offerings at lower prices due to lower cost structures and regulatory and legislative actions adverse to us, including state regulatory proceedings relating to unbundled network elements and nonregulation of comparable alternative technologies (e.g., VoIP).

•
The timing, extent and cost of deployment of our U-verse services; the development of attractive and profitable service offerings; the extent to which regulatory, franchise fees and build-out requirements apply to this initiative; and the availability, cost and/or reliability of the various technologies and/or content required to provide such offerings.

•	Our continued ability to attract and offer a diverse portfolio of devices, some on an exclusive basis.
•	The availability and cost of additional wireless spectrum and regulations relating to licensing and technical standards and deployment and usage, including network management rules.
•	Our ability to manage growth in wireless data services, including network quality.
•	The outcome of pending or threatened litigation, including patent and product safety claims by or against third parties.
•
The impact on our networks and business from major equipment failures, our inability to obtain equipment/software or have equipment/software serviced in a timely and cost-effective manner from suppliers, severe weather conditions, natural disasters, pandemics, energy shortages, wars or terrorist attacks.

•	The issuance by the Financial Accounting Standards Board or other accounting oversight bodies of new accounting standards or changes to existing standards.
•
The issuance by the Internal Revenue Service and/or state tax authorities of new tax regulations or changes to existing standards and actions by federal, state or local tax agencies and judicial authorities with respect to applying applicable tax laws and regulations and the resolution of disputes with any taxing jurisdictions.

•	Our ability to adequately fund our wireless operations, including payment for additional spectrum; network upgrades and technological advancements.
•	Changes in our corporate strategies, such as changing network requirements or acquisitions and dispositions, to respond to competition and regulatory, legislative and technological developments.

Readers are cautioned that other factors discussed in this report, although not enumerated here, also could materially affect our future earnings.

UNILAVA CORPORATION AND ITS SUBSIDIARIES
MARCH 31, 2010

PART II – OTHER INFORMATION

Item 1A. Risk Factors

We discuss in our Annual Report on Form 10-K various risks that may materially affect our business. We use this section to update this discussion to reflect material developments since our Form 10-K was filed. For the first quarter 2010, there were no such material developments.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 6. Exhibits

Exhibits identified in parentheses below, on file with the Securities and Exchange Commission, are incorporated by reference as exhibits hereto. Unless otherwise indicated, all exhibits so incorporated are from File No. _____________.

31	Rule 13a-14(a)/15d-14(a) Certifications 31.1 Certification of Principal Executive Officer 31.2 Certification of Principal Financial Officer
32	Section 1350 Certifications

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Unilava Corporation

May 24, 2010	By:	/s/ Baldwin Yung
Baldwin Yung
President and Chief Financial Officer