Form 10-Q
period 2010-06-30
Unilava Corp
filed 2010-08-23
CIK 923168

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

     QUARTERLY  REPORT  UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

      TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT

For the transition period from _______ to ________

Commission File number   ___000-25108____________

 UNILAVA CORPORATION

(Exact name of registrant as specified in charter)

Wyoming	80-0568736
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

353 Sacramento Street, Suite 1500, San Francisco, CA USA	94111
(Address of principal executive offices)	(Zip Code)

415.321.3490
(Registrant's telephone number, including area code)

N/A
(Former name, address, and fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No 

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer (See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act).

Large accelerated filer             Accelerated filer              Non-accelerated filer              Smaller reporting company  

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes No 

The number of shares of common stock, no par value, issued and outstanding as of June 30, 2010:  100,051,107 shares

Explanatory Paragraph

The accompanying financial statements have not been reviewed by the Company’s independent registered public accountants.

ITEM 1.	FINANCIAL STATEMENTS
The accompanying balance sheet of Unilava Corporation at June 30, 2010, the statements of operations for the three and six months ended June 30, 2010 and 2009, the statements of cash flows for the six months ended June 30, 2010 and 2009, have been prepared by the Company's management, in conformity with principles generally accepted in the United States of America.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Unilava Corporation
(formerly IWI Holding Limited)
Consolidated Balance Sheets
	June 30,	December 31,
	2010	2009
ASSETS	(unaudited)	(audited)
CURRENT ASSETS
Cash	$181,624	$155,439
Accounts receivable, net	852,446	1,425,422
Other current assets	17,156	9,809

Total current assets	1,051,226	1,590,670

Fixed assets, net	1,923,970	2,006,561
Goodwill	1,835,873	1,835,873
Other Assets	115,602	121,543

TOTAL ASSETS	$4,926,671	$5,554,647

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Bank overdrafts	$118,928	$168,312
Accounts payable and accrued expenses	2,047,022	2,027,948
Notes payable	2,807,826	2,874,340
Notes payable - related party	135,000	149,500

TOTAL CURRENT LIABILITIES	5,108,776	5,220,100

Deferred rent - non current	131,874	114,650
TOTAL LIABILITIES	5,240,650	5,334,750

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, no par value 5,000,000 shares authorized; issued and outstanding 0 and 0 outstanding at March 31, 2010 and December 31, 2009, respectively.	-	-

Common stock, no par value 120,000,000 shares authorized; issued and outstanding 100,051,107 and 100,051,107 at June 30, 2010 and December 31, 2009, respectively.	1,519,074	1,519,074
Common stock payable	-	135,783
Accumulated deficit	(1,882,438)	(1,381,729)
Accumulated other comprehensive loss
(Cumulative translation adjustment)	(67,927)	(178,779)
Minority interest	117,312	125,548

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(313,979)	219,897
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$4,926,671	$5,554,647

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unilava Corporation
(formerly IWI Holding Limited)
Consolidated Statements of Operations
(unaudited)
	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Revenue	$1,445,799	$1,875,121	$2,860,716	$3,826,121
Cost of revenue	650,066	948,304	1,242,139	2,003,941
Gross profit	795,733	926,817	1,618,577	1,822,180

Costs and Expenses
Salaries and payroll taxes	441,040	736,348	941,946	1,360,248
Selling, general & administrative	521,347	833,824	1,061,934	1,295,605
Depreciation and amortization	41,975	50,378	84,273	101,205
Total costs and expenses	1,004,362	1,620,550	2,088,153	2,757,058

Loss from operations	(208,629)	(693,733)	(469,576)	(934,878)

Other Income (Expense)
Interest income	98	365	252	560
Other income	37,186	241,417	181,305	253,630
Interest expense	(103,677)	(94,857)	(213,109)	(143,528)
Other expense	(7,817)	-	(7,817)	-
Net loss allocable to minority owner	5,209	24,170	8,236	43,300
Total other income (expense)	(69,001)	171,095	(31,133)	153,962
Net loss	$(277,630)	$(522,638)	$(500,709)	$(780,916)

Comprehensive loss:
Foreign currency translation adjustment	$56,564	$3,773	$110,852	$(72,005)
Total comprehensive loss	$(221,066)	$(518,865)	$(389,857)	$(852,921)

Net loss per common share:
Basic	$(0.00)	$(0.01)	$(0.01)	$(0.01)
Weighted average common shares outstanding:
Basic	100,051,107	55,000,000	100,051,107	55,000,000

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unilava Corporation
(formerly IWI Holding Limited)
Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2010 and 2009

		2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss		$(500,709)	$(780,916)
Adjustments to reconcile net loss
to	net cash provided (used) by operating activities:
Depreciation and amortization		84,273	102,257
Change in deferred rent - non current		17,224	-
Change in minority interest		(8,236)	(43,299)
CHANGES IN OPERATING ASSETS AND LIABILITIES:
Accounts receivable		572,976	164,910
Other current assets		(7,347)	24,510
Other assets		5,941	7,387
Accounts payable and accrued expenses		(116,709)	(95,815)

CASH PROVIDED (USED) BY OPERATING ACTIVITIES		47,413	(620,966)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of furniture and equipment		(1,682)	-
Repayment from notes receivable		-	21,016
Proceeds for notes receivable		-	(86,417)
Cash acquired in purchase of IBFA Acquisitions		-	114,876

CASH PROVIDED (USED) BY FOR INVESTING ACTIVITIES		(1,682)	49,475

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank overdraft		(49,384)	-
Proceeds from notes payable		-	733,490
Repayment of notes payable		(66,514)	(105,391)
Repayment of related party notes payable		(14,500)	-

CASH PROVIDED USED BY IN FINANCING ACTIVITIES		(130,398)	628,099

EFFECT OF EXCHANGE RATE CHANGES ON CASH		110,852	(72,005)
NET DECREASE IN CASH		26,185	(15,397)
CASH, beginning of period		155,439	275,384
CASH, end of period		$181,624	$259,987

Interest paid		$28,853	$-
Taxes paid		$-	$-

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

UNILAVA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2010

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

On January 19, 2006, the Telava Networks Inc. (NV) formed Local Info Pages, Inc. (“LIP”), headquartered in Seoul, South Korea, as a wholly owned subsidiary of Telava Networks, Inc. LIP is one of the leading direct marketing and business service companies in Korea. LIP connects advertisers to targeted audiences through its network advertising products and services. On January 3, 2007, the Company acquired a website which brings value to the Company because of its large customer base and they can target market those customers.  Another division of LIP is the second largest coupon company in South Korea which enables advertisers to directly reach consumers with branded media products, coupons and other advertisements. Consumers trust the Company to deliver the best values in town via direct and online coupons. For advertisers, LIP offers business advertising solutions by enabling them to sell their products and services in person, online or through the mail.

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

UNILAVA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2010

NOTE A – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplate continuation of the Company as a going concern.  The Company has recently sustained operating losses and has an accumulated deficit of $1,882,438 at June 30, 2010.  In addition, the Company has negative working capital of $4,057,550 at June 30, 2010.

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

 UNILAVA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2010

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
AS OF JUNE 30, 2010

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

Advertising Costs:  The Company incurs advertising costs that are not considered direct response advertising and are expensed when incurred.  For the six months ended June 30, 2010 and June 30, 2009, the Company incurred approximately $3,260 and $1,101 in marketing and advertising expense.

UNILAVA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2010

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
AS OF JUNE 30, 2010

NOTE A – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Recent Accounting Pronouncements

In July 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-20 (ASU 2010-20), Receivables (Topic 310): Foreign Currency Issues: Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.  For public entities, the disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010.  The disclosures about activity that occurs during a reporting period are effecting for interim and annual reporting periods beginning on or after December 15, 2010.  The Company does not expect the provisions of ASU 2010-20 to have a material effect on the financial position, results of operations or cash flows of the Company.

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
AS OF JUNE 30, 2010

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

In February 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-10 (ASU 2010-10), Consolidation (Topic 810): Amendments for Certain Investment Funds.  The amendments in this Update are effective as of the beginning of a reporting entity’s first annual period that begins after November 15, 2009 and for Interim periods within that first reporting period. Early application is not permitted.  The Company does not expect the provisions of ASU 2010-10 to have a material effect on the financial position, results of operations or cash flows of the Company.

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

In January 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-06 (ASU 2010-06), Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements.  This amendment to Topic 820 has improved disclosures about fair value measurements on the basis of input received from the users of financial statements.  This is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements.  Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  Early adoption is permitted.  The Company does not expect the provisions of ASU 2010-06 to have a material effect on the financial position, results of operations or cash flows of the Company.

Concentrations of credit risk

The Company has maintained balances in excess of federally insured limits from time to time during the fiscal year.  Management periodically reviews the adequacy and strength of the financial institutions and deems this to be an acceptable risk.

For the six months ended June 30, 2010 and 2009, approximately 4.3% and 6.7% of the Company's net sales were made to customers outside the United States.

UNILAVA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2010

NOTE B – ACCOUNTS RECEIVABLE

The Company provides billing information to a third party billing company for the majority of its monthly billings.  Billings submitted are “filtered” by this billing company and the LEC’s. Net accepted billings are recognized as revenue and accounts receivable.  The billing company remits payments to the Company on the basis of cash ultimately received from the LEC’s by the billing company.  The billing company and LEC’s charge fees for services, which are netted against the gross accounts receivable balance. The billing companies also apply holdbacks to the remittance for potentially uncollectible accounts.  These dilution amounts will vary due to numerous factors and the Company may not be certain as to the actual amounts of dilution on any specific billing submittal until several months after that submittal.  The Company estimates the amount of these charges and holdbacks based on historical experience and subsequent information received from the billing companies.  The Company also estimates uncollectible account balances and provides an allowance for such estimates.  As of June 30, 2010 and December 31, 2009, the amount reserved for uncollectible account balances is $250,747 and $48,911.

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

NOTE C – FIXED ASSETS

Property and equipment consisted of the following at June 30, 2010 and December 31, 2009:

June 30	2010	2009
Microwave towers	$1,999,152	$1,999,152
Computer equipment	219,207	219,207
Furniture & equipment	115,497	116,338
Software	35,858	35,858
Tenant improvements	187,663	187,663
	2,557,377	2,558,218
Accumulated depreciation	(633,407)	(551,657)
Fixed assets, net	$1,923,970	$2,006,561

Depreciation expense for the six months ended June 30, 2010 and 2009 were $84,272 and $102,257, respectively.

UNILAVA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2010

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

Goodwill consisted of $1,835,873 as of June 30, 2010 and December 31, 2009 as a result of the IBFA purchase as disclosed in the December 31, 2009 10K.

NOTE E – STOCKHOLDERS’ EQUITY DEFICIT

Preferred Stock

The Company has authorized 5,000,000 shares of no par value preferred stock available for issuance.  No shares of preferred stock are outstanding as of June 30, 2010.  Commensurate with the merger (See Note G), the Company converted the former IWI Holdings outstanding Preferred Stock of 3,664,880 shares into 45,000,000 shares of common stock.

Common Stock

The authorized common stock is 120,000,000 shares at no par value.  As of June 30, 2010 and December 31, 2009, the Company had 100,051,107 and 100,051,107 shares of common stock issued and outstanding, respectively.

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

UNILAVA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2010

NOTE F – SEGMENT REPORTING - continued

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

For the six months ended June 30, 2010
	Advertising
	Solutions	Wireless	Wireline	Other	Elimination	Consolidated

Revenue from external customers	$732,245	$8,789	$673,883	$-	$-	$1,414,917
Cost of revenue	189,636	28,041	374,396	-	-	592,073

Gross profit	542,609	(19,252)	299,487	-	-	822,844

Operations and support expenses	709,992	38,058	286,496	6,947	-	1,041,493
Depreciation and amortization	22,310	19,988	-	-	-	42,298

Total segment operating expenses	732,302	58,046	286,496	6,947	-	1,083,791
Segment operating income (loss)	(189,693)	(77,298)	12,991	(6,947)	-	(260,947)

Total other income and (expense)	(53,269)	91,120	17	-	-	37,868

Segment income before income taxes	$(242,962)	$13,822	$13,008	$(6,947)	$-	$(223,079)
Segment assets	1,275,048	1,800,874	2,206,053	2,443	(13,392)	5,271,026

UNILAVA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2010

NOTE G_- REVERSE MERGER WITH IWI HOLDING LIMITED

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

UNILAVA CORPORATION AND ITS SUBSIDIARIES
JUNE 30, 2010

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

Overview

Operating revenues   Our operating revenues decreased $965,405, or 25%, during the six months ended June 30, 2010 compared to the six months ended June 30, 2009. This decrease was primarily due to lower growth rate in wireline service revenue due to our acquisition. These decreases were largely offset by the continuing decline in directory revenue driven by lower wireline revenue.

The declines in our advertising revenue reflect continuing economic pressures on our customers as well as increasing competition. We also continue to expand our VoIP service for customers.

Cost of sales expenses decreased $761,802, or 38%, during the six months ended June 30, 2010 compared to the six months ended June 30, 2009. The decrease was primarily due to lower cost of goods sold related to the growth in advertising cost associated with sales.  These decreases were partially offset by call center marketing costs.

Selling, general and administrative expenses decreased by $233,671 or 18%, during the six months ended June 30, 2010 compared to the six months ended June 30, 2009. The decrease was primarily due to a reduction in employee-related costs.

Depreciation and amortization expense decreased $16,932, or 17%, during the six months ended June 30, 2010 compared to the six months ended June 30, 2009. The decrease was due to lower amortization of intangibles related to the website since it was fully amortized.

Interest expense increased $69,581, or 48%, during the six months ended June 30, 2010 compared to the six months ended June 30, 2009. The increase in interest expense was due to wireline acquisition.

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

Unilava
Segment Reporting
06/30/09

	LAYP & LIP	TelWire & Tel Mob	Tel Acq & IBFA	UNLA

	Advertising Solutions	Wireless	Wireline	Other	Elimination	Consolidated
Revenue from external customers	2,152,381	15,473	1,658,267	-	-	3,826,121
Cost of revenue	917,022	56,771	1,030,148	-	-	2,003,941
Gross profit	1,235,359	(41,298)	628,119	-	-	1,822,180

Operations and support expenses	1,767,320	75,602	571,525	-	-	2,414,448
Depreciation and amortization	61,230	39,975	-	-	-	101,205

Total segment operating expenses	1,828,550	115,578	571,525	-	-	2,515,653

Segment operating income	(593,191)	(156,876)	56,594	-	-	(693,472)

Total other income (expense)	(111,495)	24,105	(55)	-	-	(87,444)

Segment income before income taxes	(704,685)	(132,770)	56,539	-	-	(780,917)

Segment assets	4,174,740	1,860,757	2,971,338	-	(2,363,381)	6,643,455

UNILAVA CORPORATION AND ITS SUBSIDIARIES
JUNE 30, 2010

Item 3. Quantitative and Qualitative Disclosures About Market Risk

None.

Item 4. Controls and Procedures

The registrant maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed by the registrant is recorded, processed, summarized, accumulated and communicated to its management, including its principal executive and principal financial officers, to allow timely decisions regarding required disclosure, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. The chief executive officer and chief financial officer have performed an evaluation of the effectiveness of the design and operation of the registrant’s disclosure controls and procedures as of June 30, 2010. Based on that evaluation, the chief executive officer and chief financial officer concluded that the registrant’s disclosure controls and procedures were not effective as of June 30, 2010.

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

UNILAVA CORPORATION AND ITS SUBSIDIARIES
JUNE 30, 2010

PART II – OTHER INFORMATION

Item 1A. Risk Factors

We discuss in our Annual Report on Form 10-K various risks that may materially affect our business. We use this section to update this discussion to reflect material developments since our Form 10-K was filed. For the six months ended June 30, 2010, there were no such material developments.

Item 5. Exhibits

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

Unilava Corporation

August 23, 2010	By:	/s/ Baldwin Yung
Baldwin Yung
President and Chief Financial Officer