Form 10-Q/A
period 2010-06-30
Unilava Corp
filed 2010-09-20
CIK 923168

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10−Q/A
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File Number: 000-25108

UNILAVA CORPORATION

(Exact Name of Registrant as Specified in Its Charter)

Wyoming	80-0568736
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

353 Sacramento Street, Suite 1500
San Francisco, CA 94111

(Address of principal executive offices, Zip Code)

(415) 321-3490

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☐ No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No ☒

The number of shares outstanding of each of the issuer’s classes of common stock, as of June 30, 2010 is as follows:

Class of Securities	Shares Outstanding
Ordinary Shares, no par value	100,051,107

i

Quarterly Report on Form 10-Q
 Three and Six Months Ended June 30, 2010

TABLE OF CONTENTS

PART I
FINANCIAL INFORMATION

ii

PART I
FINANCIAL INFORMATION

ITEM 1.          FINANCIAL STATEMENTS.

The accompanying consolidated balance sheet of Unilava Corporation at June 30, 2010, the consolidated statements of operations for the three and six months ended June 30, 2010 and 2009 and the consolidated statements of cash flows for the six months ended June 30, 2010 and 2009, have been prepared by the Company's management, in conformity with principles generally accepted in the United States of America.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

UNILAVA CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009

Financial Statements	Page(s)

Consolidated (Unaudited) Balance Sheets	2

Consolidated (Unaudited) Statements of Operations and Comprehensive Income	3

Consolidated (Unaudited) Statements of Cash Flows	4

Notes to Unaudited Consolidated Financial Statements	5-15

UNILAVA CORPORATION AND SUBSIDIARIES
 UNAUDITED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2010	2009
ASSETS	(unaudited)	(audited)
CURRENT ASSETS
Cash	$181,624	$155,439
Accounts receivable, net	852,446	1,425,422
Other current assets	17,156	9,809

Total current assets	1,051,226	1,590,670

Fixed assets, net	1,923,970	2,006,561
Goodwill	1,835,873	1,835,873
Other assets	115,602	121,543

TOTAL ASSETS	$4,926,671	$5,554,647

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Bank overdrafts	$118,928	$168,312
Accounts payable and accrued expenses	2,047,022	2,027,948
Notes payable	2,807,826	2,812,520
Notes payable - related party	135,000	149,500

TOTAL CURRENT LIABILITIES	5,108,776	5,158,280

Deferred rent - non current	131,874	114,650
TOTAL LIABILITIES	5,240,650	5,272,930

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, no par value 5,000,000 shares authorized; issued and outstanding 0 and 0 outstanding at March 31, 2010 and December 31, 2009, respectively.	-	-

Common stock, no par value 120,000,000 shares authorized; issued and outstanding 100,051,107 and 100,051,107 at June 30, 2010 and December 31, 2009, respectively.	1,580,894	1,580,894
Common stock payable	-	135,783
Accumulated deficit	(1,882,438)	(1,381,729)
Accumulated other comprehensive loss
(Cumulative translation adjustment)	(129,747)	(178,779)
Minority interest	117,312	125,548

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(313,979)	281,717
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$4,926,671	$5,554,647

See accompanying notes to the unaudited consolidated financial statements.

UNILAVA CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Revenue	$1,445,799	$1,875,121	$2,860,716	$3,826,121
Cost of revenue	650,066	948,304	1,242,139	2,003,941
Gross profit	795,733	926,817	1,618,577	1,822,180

Costs and Expenses
Salaries and payroll taxes	441,040	736,348	941,946	1,360,248
Selling, general & administrative	521,347	833,824	1,061,934	1,295,605
Depreciation and amortization	41,975	50,378	84,273	101,205
Total costs and expenses	1,004,362	1,620,550	2,088,153	2,757,058

Loss from operations	(208,629)	(693,733)	(469,576)	(934,878)

Other Income (Expense)
Interest income	98	365	252	560
Other income	37,186	241,417	181,305	253,630
Interest expense	(103,677)	(94,857)	(213,109)	(143,528)
Other expense	(7,817)	-	(7,817)	-
Net loss allocable to minority owner	5,209	24,170	8,236	43,300
Total other income (expense)	(69,001)	171,095	(31,133)	153,962
Net loss	$(277,630)	$(522,638)	$(500,709)	$(780,916)

Comprehensive loss:
Foreign currency translation adjustment	$(5,256)	$3,773	$49,032	$(72,005)
Total comprehensive loss	$(282,886)	$(518,865)	$(451,677)	$(852,921)

Net loss per common share:
Basic	$(0.00)	$(0.01)	$(0.01)	$(0.01)
Weighted average common shares outstanding:
Basic	100,051,107	55,000,000	100,051,107	55,000,000

See accompanying notes to the unaudited consolidated financial statements.

UNILAVA CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(500,709)	$(780,916)
Adjustments to reconcile net loss
to net cash provided (used) by operating activities:
Depreciation and amortization	84,273	102,257
Change in deferred rent - non current	17,224	-
Change in minority interest	(8,236)	(43,299)
CHANGES IN OPERATING ASSETS AND LIABILITIES:
Accounts receivable	572,976	164,910
Other current assets	(7,347)	24,510
Other assets	5,941	7,387
Accounts payable and accrued expenses	(116,709)	(95,815)

CASH PROVIDED (USED) BY OPERATING ACTIVITIES	47,413	(620,966)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of furniture and equipment	(1,682)	-
Repayment from notes receivable	-	21,016
Proceeds for notes receivable	-	(86,417)
Cash acquired in purchase of IBFA Acquisitions	-	114,876

CASH PROVIDED (USED) BY INVESTING ACTIVITIES	(1,682)	49,475

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank overdraft	(49,384)	-
Proceeds from notes payable	-	733,490
Repayment of notes payable	(4,694)	(105,391)
Repayment of related party notes payable	(14,500)	-

CASH PROVIDED (USED) BY FINANCING ACTIVITIES	(68,589)	628,099

EFFECT OF EXCHANGE RATE CHANGES ON CASH	49,035	(72,005)
NET DECREASE IN CASH	26,185	(15,397)
CASH, beginning of period	155,439	275,384
CASH, end of period	$181,624	$259,987

Interest paid	$28,853	$-
Taxes paid	$-	$-

See accompanying notes to the unaudited consolidated financial statements.

UNILAVA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2010

Note 1 - Organization

Unilava Corporation, a Wyoming corporation, was formerly known as IWI Holding Limited (“IWI”), and was engaged in the international jewelry business through a US subsidiary.  IWI went public via an initial public offering in 1994, and disposed of the subsidiary on December 31, 2007. On September 21, 2009, IWI entered into an Agreement pursuant to which IWI acquired all of the outstanding shares of Telava Networks, Inc., a Nevada corporation (“TelavaNV”), in exchange for 55 million shares of common stock. In addition, preferred stock of IWI which had been issued in 1994 totaling 3,644,880 shares were converted into 45 million shares of common stock.  In connection with the closing of the acquisition, the TelavaNV management was appointed as the members of IWI management, the name of IWI was changed to Unilava, Corporation (“Unilava”) and the corporation was reincorporated from the British Virgin Islands to Wyoming via Articles of Continuation.

TelavaNV, a privately owned company, was incorporated in Nevada on July 23, 2003 as Local Area Yellow Pages to provide advertising and directory listings for small and medium sized businesses on its Internet website in a “Yellow Pages” format.  The Company provides those services to its subscribers for a monthly fee.  These services are provided primarily to small and medium sized businesses throughout the United States.  On July 10, 2007, Local Area Yellow Pages amended its Articles of Incorporation to change the name of the corporation to Telava Networks, Inc. (“TelavaNV”) for the purpose of launching its network to provide the next generation fixed and mobile WiMAX broad band solutions to small and medium businesses, public safety organizations, and others in various markets through its network.  TelavaNV continues its Yellow Pages operations while, at the same time, expanding its WiMAX network.  Through June 30, 2010, nearly 50% of the Company’s revenues have been generated by its Yellow Pages business.

On January 19, 2006, TelavaNV formed Local Info Pages, Inc. (“LIP”), headquartered in Seoul, South Korea, as a wholly owned subsidiary of TelavaNV. LIP is one of the leading direct marketing and business service companies in Korea. LIP connects advertisers to targeted audiences through its network advertising products and services. On January 3, 2007, the Company acquired a website which brings value to the Company because of its large customer base which enables the Company to target and market its products to those customers.  Another division of LIP is the second largest coupon company in South Korea which enables advertisers to directly reach consumers with branded media products, coupons and other advertisements. Many consumers depend on the Company to deliver the best values in town via direct and online coupons. For advertisers, LIP offers business advertising solutions by enabling them to sell their products and services in person, online or through the mail.

On May 17, 2006, TelavaNV  formed Telava Wireless, Inc. (“Telava Wireless”) as a subsidiary for the purpose of entering the mobile WiMAX broad band solutions market.  On November 6, 2006, the Company acquired 40 microwave towers in exchange for 25% of Telava Wireless.

On September 11, 2007, TelavaNV formed Telava Acquisitions, Inc. as a wholly owned subsidiary for the purpose of acquiring other related businesses.

UNILAVA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2010

Note 2 – Going Concern

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

Note 3 - Summary of Significant Accounting Policies

Basis of Presentation

The unaudited consolidated financial statements include the accounts of Unilava Corporation and its subsidiaries, Telava Networks, Inc. (100% owned), Telava Acqusitions, Inc. (100% owned), Telava Wireless, Inc. (75% owned), Telava Mobile, Inc. (80% owned), Local Info Pages, Inc. (100% owned Korea-based entity) and IBFA Acqusitions LLC (100% owned) which are 100% consolidated in the financial statements as adjusted for various minority interests.  All material intercompany accounts and transactions have been eliminated. All significant intercompany transactions and balances are eliminated on consolidation.

The accompanying unaudited consolidated financial statements as of June 30, 2010 and for the three and six month periods ended June 30, 2010 and 2009 have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and of Regulation S-X.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the Securities and Exchange Commission’s rules and regulations. In the opinion of management, these unaudited consolidated interim financial statements include all adjustments and disclosures considered necessary to a fair statement of the results for the interim periods presented.  All adjustments are of a normal recurring nature.  The results of operations for the three and six months ended June 30, 2010 are not necessarily indicative of the results for the full fiscal year ending December 31, 2010.

Fair Value of Financial Instruments

Accounting Standards Codification (“ASC”) 820, Fair Value Measurements and Disclosures, requires disclosing fair value to the extent practicable for financial instruments that are recognized or unrecognized in the balance sheet. Fair value of financial instruments is the amount at which the instruments could be exchanged in a current transaction between willing parties. The Company considers the carrying amounts of cash, restricted cash, revenue in excess of billings, contracts receivable, related party and other receivables, accounts payable, notes payable, related party and other payables, customer deposits, and short term loans approximate their fair values because of the short period of time between the origination of such instruments and their expected realization. The Company considers the carrying amount of long term bank loans to approximate their fair values based on the interest rates of the instruments and the current market rate of interest.

UNILAVA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2010

Note 3 - Summary of Significant Accounting Policies (Continued)

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

Cash and Cash Equivalents

This includes all short-term highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less.  The company has restricted cash balance of $56,744 on June 30, 2010. At times cash deposits may have exceeded government insured limits.

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

UNILAVA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2010

Note 3 - Summary of Significant Accounting Policies (Continued)

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

Advertising Costs

The Company incurs advertising costs that are not considered direct response advertising and are expensed when incurred.  For the six months ended June 30, 2010 and June 30, 2009, the Company incurred approximately $3,260 and $1,101 in marketing and advertising expense.

UNILAVA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2010

Note 3 - Summary of Significant Accounting Policies (Continued)

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

UNILAVA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2010

Note 3 - Summary of Significant Accounting Policies (Continued)

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

UNILAVA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2010

Note 3 - Summary of Significant Accounting Policies (Continued)

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

UNILAVA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2010

Note 4 – Accounts Receivable

The Company provides billing information to a third party billing company for the majority of its monthly billings.  Billings submitted are “filtered” by this billing company and the LEC’s. Net accepted billings are recognized as revenue and accounts receivable.  The billing company remits payments to the Company on the basis of cash ultimately received from the LEC’s by the billing company.  The billing company and LEC’s charge fees for services, which are netted against the gross accounts receivable balance. The billing companies also apply holdbacks to the remittance for potentially uncollectible accounts.  These dilution amounts will vary due to numerous factors and the Company may not be certain as to the actual amounts of dilution on any specific billing submittal until several months after that submittal.  The Company estimates the amount of these charges and holdbacks based on historical experience and subsequent information received from the billing companies.  The Company also estimates uncollectible account balances and provides an allowance for such estimates.  As of June 30, 2010 and December 31, 2009, the amount reserved for uncollectible account balances is $38,694 and $48,911.

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

Note 5 – Fixed Assets

Property and equipment consisted of the following at June 30, 2010 and December 31, 2009:

	2010	2009
Microwave towers	$1,999,152	$1,999,152

Computer equipment	219,207	219,207

Furniture & equipment	115,497	116,338

Software	35,858	35,858

Tenant improvements	187,663	187,663
	2,557,377	2,558,218
Accumulated depreciation	(633,407)	(551,657)

Fixed assets, net	$1,923,970	$2,006,561

Depreciation expense for the six months ended June 30, 2010 and 2009 were $84,273 and $101,205, respectively.

UNILAVA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2010

Note 6 – Intangible Assets and Goodwill

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

Goodwill consisted of $1,835,873 as of June 30, 2010 and December 31, 2009 as a result of the IBFA purchase as disclosed in the Company’s December 31, 2009 Form 10-K.

Note 7 – Stockholders’ Equity (Deficit)

Preferred Stock

The Company has authorized 5,000,000 shares of no par value preferred stock available for issuance.  No shares of preferred stock are outstanding as of June 30, 2010.  Commensurate with the merger (See Note 9, Reverse Merger with IWI Holding Limited), the Company converted the former IWI Holdings outstanding Preferred Stock of 3,664,880 shares into 45,000,000 shares of common stock.

Common Stock

The authorized common stock is 120,000,000 shares at no par value.  As of June 30, 2010 and December 31, 2009, the Company had 100,051,107 and 100,051,107 shares of common stock issued and outstanding, respectively.

During the year ended December 31, 2009, the Company issued 51,107 shares of common stock and 3,644,880 shares of preferred related to the reverse merger with IWI Holding Limited (See Note 9, Reverse Merger with IWI Holding Limited).

Note 8 – Segment Reporting

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

The Advertising Solutions segment includes the operations of Telava Networks, Inc. (100% owned) and Local Info Pages, Inc. (100% owned Korea-based entity).

The Wireless segment includes the operations of Telava Wireless, Inc. (75% owned) and Telava Mobile, Inc. (80% owned).

The Wireline segment includes the operations of IBFA Acquisitions (100% owned).

The Other segment includes results from all corporate operations.

UNILAVA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2010

Note 8 – Segment Reporting – continued

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

 For the six months ended June 30, 2010
	Advertising Solutions	Wireless	Wireline	Other	Elimination	Consolidated
Revenue from external customers	1,371,796	14,126	1,474,794	-	-	2,860,716
Cost of revenue	460,579	55,240	726,320	-	-	1,242,139
Gross profit	911,217	(41,113)	748,474	-	-	1,618,577

Operations and support expenses	1,401,180	58,901	534,965	8,834	-	2,003,880
Depreciation and amortization	44,297	39,975	-	-	-	84,273

Total segment operating expenses	1,445,478	98,876	534,965	8,834	-	2,088,153

Segment operating income (loss)	(534,261)	(139,989)	213,508	(8,834)	-	(469,576)

Total other income (expense)	(137,427)	113,227	(6,933)	(0)	-	(31,133)

Segment income (loss) before income taxes	(671,688)	(26,762)	206,575	(8,834)	-	(500,709)

Segment assets	886,664	1,781,606	2,257,870	531	-	4,926,671

 For the six months ended June 30, 2009
	Advertising Solutions	Wireless	Wireline	Other	Elimination	Consolidated
Revenue from external customers	2,152,381	15,473	1,658,267	-	-	3,826,121
Cost of revenue	917,022	56,771	1,030,148	-	-	2,003,941
Gross profit	1,235,359	(41,298)	628,119	-	-	1,822,180

Operations and support expenses	2,015,749	68,579	571,525	-	-	2,655,853
Depreciation and amortization	61,230	39,975	-	-	-	101,205

Total segment operating expenses	2,076,979	108,554	571,525	-	-	2,757,058

Segment operating income (loss)	(841,620)	(149,852)	56,594	-	-	(934,878)

Total other income (expense)	136,935	17,082	(55)	-	-	153,962

Segment income (loss) before income taxes	(704,685)	(132,770)	56,539	-	-	(780,916)

Segment assets	4,174,740	1,860,757	2,971,338	-	(2,363,381)	6,643,455

UNILAVA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2010

Note 9 - Reverse Merger with IWI Holding Limited

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

Note 10 – Subsequent Events

The Company had signed a Memorandum of Understanding on December 7, 2009 to acquire 80% interest in China Dragon Telecom Limited and its affiliates based in Hong Kong, China.  The negotiations and execution of definitive agreements, regulatory approval and other customary conditions is expected to be completed in late 2010.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Special Note Regarding Forward Looking Statements

Statements contained herein include “forward-looking statements” within the meaning of such term in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements.  These risks and uncertainties include, but are not limited to, the factors described in the section captioned “Risk Factors” below. In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would” and similar expressions intended to identify forward-looking statements. Forward-looking statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Given these uncertainties, you should not place undue reliance on these forward-looking statements. These forward-looking statements include, among other things, statements relating to:

•	our anticipated growth strategies and our ability to manage the expansion of our business operations effectively;
•	our dependence on the growth of our target market in the areas in which we do business; and
•	our ability to maintain or increase our market share in the competitive markets in which we do business.

Also, forward-looking statements represent our estimates and assumptions only as of the date hereof.  Except as required by law, we assume no obligation to update any forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in any forward-looking statements, even if new information becomes available in the future.

You should read this discussion in conjunction with the consolidated financial statements, accompanying notes and management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2009.

Use of Terms

Except as otherwise indicated by the context, references herein to “Unilava,” “we,” “us,” “our,” “our Company,” or “the Company” are to the combined business of Unilava Corporation, a Wyoming corporation, and its consolidated subsidiaries, Telava Networks, Inc. (100% owned), Telava Acqusitions, Inc. (100% owned), Telava Wireless, Inc. (75% owned), Telava Mobile, Inc. (80% owned), Local Info Pages, Inc. (100% owned Korea-based entity) and IBFA Acqusitions LLC (100% owned) which are 100% consolidated in the financial statements as adjusted for various minority interests.  In addition, unless the context otherwise requires:

•	“Exchange Act” refers to the Securities Exchange Act of 1934, as amended;
•	“IBFA” refers to IBFA Acquisitions LLC, a Michigan limited liability company and wholly owned subsidiary of the Company;
•	“LIP” refers to Local Info Pages, Inc., a Korean corporation and wholly owned subsidiary of Telava Networks;
•	“SEC” refers to the Securities and Exchange Commission;
•	“Securities Act” refers to the Securities Act of 1933, as amended;
•	“Telava Acquisitions” refers to Telava Acquisitions, Inc., a Delaware corporation and wholly owned subsidiary of the Company;
•	“Telava Networks” refers to Telava Networks, Inc., a Nevada corporation and wholly owned subsidiary of the Company;
•	“Telava Mobile” refers to Telava Mobile, Inc., a Delaware corporation and 80% owned subsidiary of the Company;
•	“Telava Wireless” refers to Telava Wireless, Inc., a Wyoming corporation and 75% owned subsidiary of Telava Networks; and
•	“U.S. dollars,” “dollars” and “$” refer to the legal currency of the United States;

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Overview of Our Business

Unilava Corporation, a Wyoming corporation, was formerly known as IWI Holding Limited (“IWI”), and was engaged in the international jewelry business through a US subsidiary. IWI went public via an initial public offering in 1994, and disposed of the subsidiary on December 31, 2007. On September 21, 2009, IWI entered into an Agreement pursuant to which IWI acquired all of the outstanding shares of Telava Networks, Inc., a Nevada corporation (“Telava Networks”), in exchange for 55 million shares of stock. In addition, certain preferred stock of IWI which had been issued in 1994 for 3,644,880 was converted into 45 million shares of common stock. In connection with the closing of the acquisition, the Telava management was appointed as the members of IWI management, the name of IWI was changed to Unilava, Corporation (“Unilava”) and the corporation was reincorporated from the British Virgin Islands to Wyoming via Articles of Continuation.

Unilava, with its operations primarily conducted by its subsidiaries, provides a variety of communications services, products, and equipment that address the needs of small and medium sized enterprise businesses and consumers under the Unilava corporate brand which includes our retail brands consisting of TelavaTM, CountryconnectTM, TelavaTM Mobile, Local Area Yellow Pages, Ttoore, Counia, and Nationwide Roadside Assistance. We are licensed to provide long distance services in 41 States and local phone services in 11 States. Through our carrier-grade microwave wireless broadband infrastructure and broadband Internet access partners, we offer mobile and high-definition IP-hosted voice services to residential, small and medium enterprises. We deliver small business a comprehensive and integrated suite of fee-based online and mobile advertising and web services. Headquartered in San Francisco, we have regional offices in Chicago, Seoul, Hong Kong, and Beijing.

We are emerging as a leading provider of communications services in the United States and the world. We offer our services and products to consumers, businesses, and other providers in the U.S. and worldwide. The services and products that we offer vary by market, and include:  wireless communications, local exchange services, long-distance services, data/broadband and Internet services, video services telecommunications equipment, wholesale services and directory advertising and publishing. We group our operating subsidiaries as follows, corresponding to our operating segments for financial reporting purposes:

•	Wireless subsidiaries provide both wireless voice and data communications services across the U.S. and, through agreements, in a substantial number of foreign countries;
•	Wireline subsidiaries provide primarily landline voice and data communication services, high-speed broadband and voice services;
•	Advertising solutions subsidiaries publish Local Area Yellow Pages directories and sell directory advertising and Internet-based advertising and local search; and
•	Other subsidiaries provide results from all corporate and other operations.

Second Quarter Financial Performance Highlights

The following summarizes certain key financial information for the second fiscal quarter.

•
Revenue: Revenue was $1,445,799 for the three months ended June 30, 2010, a decrease of $429,322, or 23%, from $1,875,121 for the same period last year due to decrease in marketing effort of the online advertising business.

•
Gross Profit and Margin: Gross profit was $795,733 for the three months ended June 30, 2010, a decrease of $131,084, or 14%, from $926,817 for the same period last year due to decline in online advertising business. Gross margin was 55% for the three months ended June 30, 2010 as compared to 49% for the same period last year, a 6% increase mainly due to tightening control of the underforming marketing centers related to the online advertising business.

•
Net Loss: Net loss was $277,630 for the three months ended June 30, 2010, a decrease of $245,008 or approximately 47%, from $522,638 for the same period of last year due to trimming in overall operating costs.

•	Basic net income per share: Basic net income per share was approximately $0.00 for the three months ended June 30, 2010, as compared to approximately $0.01 for the same period last year.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Results of Operations

Comparison of Three Months Ended June 30, 2010 and June 30, 2009

The following table shows key components of our results of operations during the three months ended June 30, 2010 and 2009, in both dollars and as a percentage of our total sales.

U.S. dollars, except percentages	Three Months Ended June 30, 2010		Three Months Ended June 30, 2009
		Percent of		Percent of
	Dollars	Total Sales	Dollars	Total Sales
Total Sales	$1,445,799	100%	$1,875,121	100%
Cost of sales	650,066	45%	948,304	51%
Gross profit	795,733	55%	926,817	49%

Salaries and payroll	441,040	31%	736,348	39%
Depreciation and amortization	41,975	3%	50,378	3%
Selling, general and administrative expenses	521,347	36%	833,824	44%
Income from operations	(208,629)	(14%)	(693,733)	(37%)

Other income and (expense)	(69,001)	(5%)	171,095	9%
Income before income taxes	(277,630)	(19%)	(522,638)	(28%)
Income taxes	-	-	-	-
Net loss	(277,630)	(19%)	(522,638)	(28%)

Total Sales. Our total sales decreased 23% to $1,445,799 in the three months ended June 30, 2010 from $1,875,121 in the same period last year, primarily as a result of decrease of sales in the online advertising business.

Cost of sales. Our cost of sales decreased 31% to $650,066 in the three months ended June 30, 2010 from $948,304 in the same period last year, mainly due to the decrease in sales and trimming of underperforming marketing centers.

Gross profit and gross profit margin. Our gross profit decreased 14% to $795,733 in the three months ended June 30, 2010 from $926,817 in the same period last year. The gross profit margin (gross profit as a percentage of total sales) was 55% for the three months ended June 30, 2010 and 49% for the three months ended June 30, 2009. The increase in the gross profit margin was primarily due to tightening control in underperforming marketing centers.

Salaries and payroll.  Our salaries and payroll expenses decreased 40% to $441,040 in the six months ended June 30, 2010 from $736,348 in the same period last year, mainly due to decrease in human resources and related payroll expenses.

Selling, general and administrative expenses. Our selling, general and administrative expenses decreased 37% to $521,347 in the three months ended June 30, 2010 from $833,824 in the same period last year, mainly due to decrease in bad debt expense and related selling expenses.

Other income and expenses. Interest expense increased 9% to $103,677 in the three months ended June 30, 2010 from $94,857 in the same period in 2009, primarily due to  increase in loan size and fees associated with the extension of facility.  Decrease in other income was due to less brokerage fee received from tower sale in the three months ended June 30, 2010..

Income taxes. Income taxes decreased 0% to $0 in the three months ended June 30, 2010 from $0 in the same period in 2009, mainly due to recurring losses.

Net loss. Net loss decreased 47% to $277,630 in the three months ended June 30, 2010 from $522,638 in the same period last year, mainly due to the increase in gross profit margin.

Comparison of Six Months Ended June 30, 2010 and June 30, 2009

The following table shows key components of our results of operations during the six months ended June 30, 2010 and 2009, in both dollars and as a percentage of our total sales.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

	Six Months Ended		Six Months Ended
U.S. dollars, except percentages	June 30, 2010		June 30, 2010
		Percent of		Percent of
	Dollars	Total Sales	Dollars	Total Sales
Total Sales	$2,860,716	100%	$3,826,121	100%
Cost of sales	1,242,139	43%	2,003,941	52%
Gross profit	1,618,577	55%	1,822,180	48%

Salaries and payroll	941,946	33%	1,360,248	36%
Depreciation and amortization	84,273	3%	101,205	3%
Selling, general and administrative expenses	1,061,934	37%	1,295,605	34%
Income from operations	(469,576)	(16%)	(934,878)	(24%)

Other income (expense)	(31,133)	(1%)	153,962	4%
Income before income taxes	(500,709)	(18%)	(780,916)	(20%)
Income taxes	-	-	-	-
Net loss	(500,709)	(18%)	(780,916)	(20%)

Total Sales. Our total sales decreased 25% to $2,860,716 in the six months ended June 30, 2010 from $3,826,121 in the same period last year, primarily as a result of decrease in overall sales of the online advertising business.

Cost of sales. Our cost of sales decreased 38% to $1,242,139 in the six months ended June 30, 2010 from $2,003,941 in the same period last year, mainly due to the decrease in sales and decrease in utilizing underforming marketing centers.

Gross profit and gross profit margin. Our gross profit decreased 11% to $1,618,577 in the six months ended June 30, 2010 from $1,822,180 in the same period last year. The gross profit margin (gross profit as a percentage of total sales) was 57% for the six months ended June 30, 2010 and 48% for the six months ended June 30, 2009. The increase in the gross profit margin was primarily due to tightening control and trimming of underperforming marketing centers and costs related to the centers.

Salaries and payroll.  Our salaries and payroll expenses decreased 30% to $941,946  in the six months ended June 30, 2010 from $1,360,248 in the same period last year, mainly due to decrease in human resources and related payroll expenses.

Selling, general and administrative expenses. Our selling, general and administrative expenses decreased 18% to $1,061,934 in the six months ended June 30, 2010 from $1,295,605 in the same period last year, mainly due to decrease in other related operating costs.

Other income and expenses. Interest expense increased 9% to $103,677 in the three months ended June 30, 2010 from $94,857 in the same period in 2009, primarily due to an increase in loan size and fees associated with the extension of one of our loan facilities.

Income taxes. Income taxes remained flat at zero dollars in the three months ended June 30, 2010 from the same period in 2009, mainly due to recurring losses.

Net loss. Net loss decreased 36% to $500,709 in the six months ended June 30, 2010 from $780,916 in the same period last year, mainly due to the increase in gross profit margin.

Segment Data

Net (loss) for the advertising solutions segment decreased 5% to ($671,688) in the six months ended June 30, 2010 from ($704,685) in the same period last year, mainly due to less efforts in direct marketing and higher attrition ratio.

Total assets for the advertising solutions segment decreased 79% to $886,664 as of June 30, 2010 from $4,174,740 as of June 30, 2009, mainly due to less receivables.

Net (loss) for the wireless segment decreased 80% to ($26,762) in the six months ended June 30, 2010 from ($132,770) in the same period last year, mainly due to cancelations of co-location agreements.

Total assets for the wireless segment decreased 4% to $1,781,606 as of June 30, 2010 from $1,860,757 as of June 30, 2009, mainly due to amortization on tower assets.

Net income for the wireline segment increased 265% to $206,576 in the six months ended June 30, 2010 from $56,539 in the same period last year, mainly due to trimming of operating costs.

Total assets for the wireline segment decreased 24% to $2,257,870 as of June 30, 2010 from $2,971,338 as of June 30, 2009, mainly due to decrease in receivables.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Liquidity and Capital Resources

As of June 30, 2010, we had cash and cash equivalents of approximately $181,624. The following table provides a summary of our net cash flows from operating, investing, and financing activities. To date, we have financed our operations primarily through net cash flow from operations, augmented by short-term bank and personal borrowings and equity contributions by our shareholders.

U.S. Dollars	Six Months Ended June 30,
	2010	2009
Net cash provided by (used in) operating activities	$47,413	$(620,966)
Net cash provided by (used in) investing activities	(1,682)	49,475
Net cash provided by (used in) financing activities	(68,578)	628,099
Net increase in cash and cash equivalents	$26,185	$(15,397)

Operating Activities

Net cash provided by operating activities was $47,413 in the six months ended June 30, 2010, compared with $620,966 used by operating activities in the same period last year. Net loss after adjustment for noncash items was $(407,448) in the six months ended June 30, 2010.  This increase was primarily due to funding of underperforming subsidiaries.

Investing Activities

Net cash used in investing activities in the six months ended June 30, 2010 was $1,682, compared with $49,475 provided by investing activities in the same period last year. The decrease was mainly due to a reduction in investing activities.

Financing Activities

Net cash used by financing activities in the six months ended June 30, 2010 was $68,578, compared with $628,099 net cash provided by financing activities in the same period in 2009. The increase in net cash provided by financing activities was mainly from cash proceeds from personal loans and extension of facility provided by Thermo Credit, LLC.

Capital Expenditures

Our capital expenditures for the six months ended June 30, 2010 and 2009 were $1,682 and $0, respectively. Our capital expenditures during the second quarter of 2010 consisted of capital expenditures relating to the acquisition of furniture and equipment, as compared the second quarter of 2009 where we did not have any capital expenditures. As of June 30, 2010, we had cash and cash equivalents of $181,624, primarily consisting of cash on hand and demand deposits.

To date, we have financed our operations primarily through cash flows from operations, augmented by short-term bank and personal loans and equity contributions by our stockholders. We believe that our cash on hand and cash flow from operations will meet a portion of our present cash needs and we will require additional cash resources, including loans, to meet our expected capital expenditures and working capital requirements for the next 12 months. We may, however, in the future, require additional cash resources due to changed business conditions, implementation of our strategy to expand our marketing efforts and increase brand awareness, or acquisitions we may decide to pursue. If our own financial resources are insufficient to satisfy our capital requirements, we may seek to sell additional equity or debt securities or obtain additional credit facilities. The sale of additional equity securities could result in dilution to our stockholders. The incurrence of indebtedness would result in increased debt service obligations and could require us to agree to operating and financial covenants that would restrict our operations. Financing may not be available in amounts or on terms acceptable to us, if at all. Any failure by us to raise additional funds on terms favorable to us, or at all, could limit our ability to expand our business operations and could harm our overall business prospects.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Loan Commitments

As of June 30, 2010, the amount, maturity date and term of each of our loans were as follows:

Bank/Person(s)	Amount Outstanding	Interest Rate	Maturity Date/	Duration
Thermo Credit LLC	$1,937,500	10.25%	Jan 17, 2011

Dr. Dicken Yung	$135,000	Various	Upon demand

Baldwin Yung	$10,000	0%	Upon demand

AHAP	$40,000	Various	Upon demand

InfoCity LLC and others	$820,326	0%	Upon demand

TOTAL	$2,942,826

On Page 28-  We have a $2,000,000 revolving line of credit with the Thermo Credit LLC, pursuant to a credit agreement, dated July 17, 2010, between the Company and the bank. This revolving line of credit is guaranteed/secured by assets of the Company. The credit agreement will terminate on January 17, 2011.

Inflation

Inflation and changing prices have not had a material effect on our business, and we do not expect that inflation or changing prices will materially affect our business in the foreseeable future. However, our management will closely monitor price changes in the economies and industries in which we operate and continually maintain effective cost controls in operations.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, sales or expenses, results of operations, liquidity or capital expenditures, or capital resources that are material to an investment in our securities.

Seasonality

Our operating results and operating cash flows historically have not been subject to dramatic seasonal variations, although there is an increase in advertising and selling expenses when we begin sales of new products or services. New market opportunities or new product and new service introductions could change any perceived patterns, seasonal or operational.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires our management to make assumptions, estimates, and judgments that affect the amounts reported, including the notes thereto, and related disclosures of commitments and contingencies, if any. We have identified certain accounting policies that are significant to the preparation of our financial statements. These accounting policies are important for an understanding of our financial condition and results of operations. Critical accounting policies are those that are most important to the portrayal of our financial condition and results of operations and require management’s difficult, subjective, or complex judgment, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. Certain accounting estimates are particularly sensitive because of their significance to financial statements and because of the possibility that future events affecting the estimate may differ significantly from management’s current judgments. We believe the following critical accounting policies involve the most significant estimates and judgments used in the preparation of our financial statements:

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

•
Basis of Consolidation and Presentation. The consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America ("US GAAP"). In the opinion of management, the accompanying balance sheets, and statements of operations, and cash flows and include all adjustments, consisting only of normal recurring items, considered necessary to give a fair presentation of operating results for the periods presented. All material intercompany transactions and balances have been eliminated in consolidation.

•
Business Combinations. The Company adopted the accounting pronouncements relating to business combinations (primarily contained in ASC Topic 805 "Business Combinations"), including assets acquired and liabilities assumed arising from contingencies. These pronouncements established principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquire as well as provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. In addition, these pronouncements eliminate the distinction between contractual and non-contractual contingencies, including the initial recognition and measurement criteria and require an acquirer to develop a systematic and rational basis for subsequently measuring and accounting for acquired contingencies depending on their nature. Our adoption of these pronouncements will have an impact on the manner in which we account for any future acquisitions.

•
Use of estimates. The preparation of consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates.

•
Allowance for doubtful accounts. The Company reduces gross trade accounts receivable by an allowance for doubtful accounts. The allowance for doubtful accounts is the Company's best estimate of the amount of probable credit losses in the Company's existing accounts receivable. The Company reviews its allowance for doubtful accounts on a regular basis and all past due balances are reviewed individually for collectability. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.

•
Impairment of long-lived assets. The Company reviews the carrying amount of its long-lived assets, including intangibles, for impairment, each reporting period. An asset is considered impaired when estimated future cash flows are less than the carrying amount of the asset. In the event the carrying amount of such asset is considered not recoverable, the asset is adjusted to its fair value. Fair value is generally determined based on discounted future cash flow. As of December 31, 2009 and December 31, 2008, the Company determined no impairment charges were necessary.

•
Property, plant and equipment, net. Property and equipment are stated at cost less accumulated depreciation and any accumulated impairment losses. Depreciation is calculated on a straight-line basis over the estimated useful life of the assets. Any gain or loss arising on the sale or disposal of the asset is included in the income statement in the period the item is sold or otherwise disposed. Maintenance and repairs of property and equipment are charged to operations when incurred.

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

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

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

None of these recent pronouncements, whether adopted in the current quarter or effective in the future, have had or are expected to have a material effect on our financial position or results of operations.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

None.

ITEM 4.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) that are designed to ensure that information that would be required to be disclosed in Exchange Act reports is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including to our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As required by Rule 13a-15 under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2010. Based on our assessment, our Chief Executive Officer and Chief Financial Officer determined that, as of June 30, 2010, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were not effective as of June 30, 2010.

Changes in Internal Control Over Financial Reporting

During the quarter ended June 30, 2010, there were no changes in our internal control over financial reporting identified in connection with the evaluation performed during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

From time to time, we may become involved in various lawsuits and legal proceedings, which arise, in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these, or other matters, may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that we believe will have a material adverse affect on our business, financial condition or operating results.

ITEM 1A.	RISK FACTORS.

Investors are directed to the “Risk Factors” section of our Annual Report on Form 10-K with the SEC on April 15, 2010. There have been no material changes to the risk factors disclosed therein.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	(REMOVED AND RESERVED).

ITEM 5.	OTHER INFORMATION.

We have no information to disclose that was required to be in a report on Form 8-K during the period covered by this report, but was not reported. There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors.

ITEM 6.	EXHIBITS.

The following exhibits are filed as part of this report or incorporated by reference:

Exhibit No.	Description
31.1	Certifications of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certifications of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 16, 2010	UNILAVA CORPORATION

	By:	/s/ Baldwin Yung
Baldwin Yung, Chief Executive Officer (Principal Executive Officer)

By:	/s/ Baldwin Yung
Baldwin Yung, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)