Form 10-Q/A
period 2010-06-30
Unilava Corp
filed 2010-09-20
CIK 923168

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10−Q/A
2nd Amended
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

i

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No ☒

The number of shares outstanding of each of the issuer’s classes of common stock, as of June 30, 2010 is as follows:

Class of Securities	Shares Outstanding
Ordinary Shares, no par value	100,051,107

EXPLANATORY NOTE

This Amendment No. 1 to Quarterly Report on Form 10-Q (this “Amendment”) amends the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010 that was originally filed on August 23, 2010 (the “Original Form 10-Q”).

This Amendment is being filed to amend and augment the Management’s Discussion and Analysis of Financial Condition and Results of Operations section in the Original Form 10-Q.  Additionally, in accordance with Rule 10-01 of Regulation S-X, this Amendment has been reviewed by the Company’s independent auditors.

This Form 10-Q/A speaks as of the original filing date of the Original Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the Original Form 10-Q.

ii

Quarterly Report on Form 10-Q
 Three and Six Months Ended June 30, 2010

TABLE OF CONTENTS

PART I
FINANCIAL INFORMATION

iii

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

Financing Activities

Net cash used by financing activities in the six months ended June 30, 2010 was $68,578, compared with $628,099 net cash provided by financing activities in the same period in 2009. The decrease in net cash provided by financing activities was mainly from cash proceeds from personal loans and extension of facility provided by Thermo Credit, LLC.

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

Date: September 20, 2010	UNILAVA CORPORATION

	By:	/s/ Baldwin Yung
Baldwin Yung, Chief Executive Officer (Principal Executive Officer)

By:	/s/ Baldwin Yung
Baldwin Yung, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)