Form 10-Q
period 2010-09-30
Unilava Corp
filed 2010-11-22
CIK 923168

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10−Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2010

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No ☒

The number of shares outstanding of each of the issuer’s classes of common stock, as of November 15, 2010 is as follows:

Class of Securities	Shares Outstanding
Common stock, no par value	100,051,107

Quarterly Report on Form 10-Q
 Three and Nine Months Ended September 30, 2010

TABLE OF CONTENTS

PART I
FINANCIAL INFORMATION

PART I
FINANCIAL INFORMATION

ITEM 1.          FINANCIAL STATEMENTS.

The accompanying consolidated balance sheet of Unilava Corporation at September 30, 2010, the consolidated statements of operations for the three and nine months ended September 30, 2010 and 2009 and the consolidated statements of cash flows for the nine months ended September 30, 2010 and 2009, have been prepared by the Company's management, in conformity with principles generally accepted in the United States of America.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

UNILAVA CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

Financial Statements	Page(s)

Consolidated Balance Sheets (Unaudited)	4

Consolidated Statements of Operations and Comprehensive Income (Unaudited)	5

Consolidated Statements of Cash Flows (Unaudited)	6

Notes to Consolidated Financial Statements (Unaudited)	7-17

UNILAVA CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2010	2009
ASSETS	(unaudited)	(audited)
CURRENT ASSETS
Cash	$59,492	$83,573
Accounts receivable, net	632,766	1,425,422
Other current assets	44,477	9,809

Total current assets	736,735	1,518,804

Fixed assets, net	1,883,675	2,006,561
Goodwill	1,835,873	1,835,873
Certificates of deposit	78,296	71,866
Other Assets	116,706	121,543

TOTAL ASSETS	$4,651,285	$5,554,647

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Bank overdrafts	$-	$168,312
Accounts payable and accrued expenses	2,308,130	2,027,948
Notes payable	979,200	853,700
Line of credit	1,915,000	1,958,820
Notes payable - related party	141,625	149,500

TOTAL CURRENT LIABILITIES	$5,343,955	$5,158,280

Deferred rent - non current	84,077	114,650
TOTAL LIABILITIES	$5,428,032	$5,272,930

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, no par value 5,000,000 shares authorized; issued and outstanding 0 and 0 outstanding at September 30, 2010 and December 31, 2009, respectively.	-	-

Common stock, no par value 120,000,000 shares authorized; issued and outstanding 100,051,107 and 100,051,107 at September 30, 2010 and December 31, 2009, respectively.	1,580,894	1,580,894
Common stock payable	-	135,783
Accumulated deficit	(2,322,926)	(1,381,729)
Accumulated other comprehensive loss
(Cumulative translation adjustment)	(134,948)	(178,779)
Minority interest	100,233	125,548

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	$(776,747)	$281,717
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$4,651,285	$5,554,647

See accompanying notes to the unaudited consolidated financial statements.

UNILAVA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Revenue	$1,263,152	$1,793,422	$4,123,868	$5,619,543
Cost of revenue	571,190	1,003,516	1,813,329	3,007,457
Gross profit	691,962	789,906	2,310,539	2,612,086

Costs and Expenses
Salaries and payroll taxes	407,129	595,041	1,349,075	1,955,289
Selling, general & administrative	603,573	787,058	1,665,507	2,082,663
Depreciation and amortization	40,690	50,501	124,963	151,706
Total costs and expenses	1,051,392	1, 432,600	3,139,545	4,189,658

Loss from operations	(359,430)	(642,694)	(829,006)	(1,577,572)

Other Income (Expense)
Interest income	219	153	471	713
Other income	13,471	8	194,776	253,638
Interest expense	(118,777)	(95,411)	(331,886)	(238,939)
Other expense	6,950	-	(867)	-
Net loss allocable to minority owner	17,079	30,136	25,315	73,436
Total other income (expense)	(81,058)	(65,114)	(112,191)	88,848
Net loss	$(440,488)	$(707,808)	$(941,197)	$(1,488,724)

Comprehensive loss:
Foreign currency translation adjustment	$(5,201)	$2,516	$43,831	$(69,489)
Total comprehensive loss	$(445,689)	$(705,292)	$(897,366)	$(1,558,213)

Net loss per common share:
Basic	$(0.00)	$(0.01)	$(0.01)	$(0.03)
Weighted average common shares outstanding:
Basic	100,051,107	55,000,000	100,051,107	55,000,000

See accompanying notes to the unaudited consolidated financial statements.

UNILAVA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Nine Months Ended
	September 30, 2010
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(941,197)	$(1,488,724)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation and amortization	124,963	151,706
Change in deferred rent - non current	(30,573)	-
Change in minority interest	(25,315)	(73,435)
CHANGES IN OPERATING ASSETS AND LIABILITIES:
Accounts receivable	792,656	536,884
Other current assets	(34,668)	21,271
Other assets	4,837	(8,442)
Accounts payable and accrued expenses	145,524	63,848

CASH PROVIDED BY (USED) FOR OPERATING ACTIVITIES	36,227	(796,892)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of certificates of deposit	(6,430)	-
Acquisition of furniture and equipment	(2,077)	(8,709)
Repayment from notes receivable	-	(6,981)
Proceeds for notes receivable	-	-
Cash acquired in purchase of IBFA Acquisitions	-	114,876

CASH PROVIDED BY (USED) FOR INVESTING ACTIVITIES	(8,507)	99,186

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank overdraft	(168,312)	-
Proceeds from notes payable	130,000	237,200
Repayment of notes payable	-	(13,982)
Proceeds from line of credit	-	408,609
Repayment of line of credit	(43,820)	(15,000)
Repayment of related party notes payable	(13,500)	(74,381)

CASH PROVIDED BY (USED) FOR FINANCING ACTIVITIES	(95,632)	542,446

EFFECT OF EXCHANGE RATE CHANGES ON CASH	43,831	(7,872)
NET DECREASE IN CASH	(24,081)	(163,132)
CASH, beginning of period	83,573	275,384
CASH, end of period	$59,492	$112,252

Interest paid	$28,853	$-
Taxes paid	$-	$-

See accompanying notes to the unaudited consolidated financial statements.

UNILAVA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 - Organization

Unilava Corporation, a Wyoming corporation, was formerly known as IWI Holding Limited (“IWI”), and was engaged in the international jewelry business through a US subsidiary.  IWI went public via an initial public offering in 1994, and disposed of the subsidiary on December 31, 2007. On September 21, 2009, IWI entered into an Agreement pursuant to which IWI acquired all of the outstanding shares of Telava Networks, Inc., a Nevada corporation (“TelavaNV”), in exchange for 55 million shares of common stock. In addition, preferred stock of IWI which had been issued in 1994 totaling 3,644,880 shares were converted into 45 million shares of common stock.  In connection with the closing of the acquisition, the TelavaNV management was appointed as the members of IWI management, the name of IWI was changed to Unilava Corporation (“Unilava or the “Company””) and the corporation was reincorporated from the British Virgin Islands to Wyoming via Articles of Continuation.

TelavaNV, a privately owned company, was incorporated in Nevada on July 23, 2003 as Local Area Yellow Pages to provide advertising and directory listings for small and medium sized businesses on its Internet website in a “Yellow Pages” format.  The Company provides those services to its subscribers for a monthly fee.  These services are provided primarily to small and medium sized businesses throughout the United States.  On July 10, 2007, Local Area Yellow Pages amended its Articles of Incorporation to change the name of the corporation to Telava Networks, Inc. (“TelavaNV”) for the purpose of launching its network to provide the next generation fixed and mobile WiMAX broad band solutions to small and medium businesses, public safety organizations, and others in various markets through its network.  TelavaNV continues its Yellow Pages operations while, at the same time, expanding its WiMAX network.  Through September 30, 2010, nearly 47% of the Company’s revenues have been generated by its Yellow Pages business.

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

UNILAVA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 2 – Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplate continuation of the Company as a going concern.  The Company has recently sustained operating losses and has an accumulated deficit of $2,322,926 at September 30, 2010.  In addition, the Company has negative working capital of $4,607,220 at September 30, 2010.

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

The accompanying unaudited consolidated financial statements as of September 30, 2010 and for the three and nine month periods ended September 30, 2010 and 2009 have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and of Regulation S-X.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the Securities and Exchange Commission’s rules and regulations. In the opinion of management, these unaudited consolidated interim financial statements include all adjustments and disclosures considered necessary to a fair statement of the results for the interim periods presented.  All adjustments are of a normal recurring nature.  The results of operations for the three and nine months ended September 30, 2010 are not necessarily indicative of the results for the full fiscal year ending December 31, 2010.

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

UNILAVA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

UNILAVA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

Advertising Costs

The Company incurs advertising costs that are not considered direct response advertising and are expensed when incurred.  For the nine months ended September 30, 2010 and 2009, the Company incurred approximately $11,812 and $3,546 in marketing and advertising expense.  For the three months ended September 30, 2010 and 2009, the Company incurred approximately $8,552 and $2,445 in marketing and advertising expense.

UNILAVA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

Earnings Per Common Share

The Company reports both basic and diluted earnings per share.  Basic earnings per share are calculated using the weighted average number of common shares outstanding in the period.  Diluted earnings per share includes potentially dilutive securities such as outstanding options and warrants using the “treasury stock” method and convertible securities using the “if-converted” method. For the nine  months  ended September 30, 2010 and 2009,  there were no potential common  equivalent  shares used in the  calculation of dilutive weighted  average  common shares  outstanding as the effect would be anti-dilutive because of the net loss.

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

UNILAVA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

For the nine months ended September 30, 2010 and 2009, approximately 4.3% and 6.2% of the Company's net sales were made to customers outside the United States.  For the three months ended September 30, 2010 and 2009, approximately 4.2% and 5.1% of the Company's net sales were made to customers outside the United States.

Note 4 – Accounts Receivable

The Company provides billing information to a third party billing company for the majority of its monthly billings.  Billings submitted are “filtered” by this billing company and the LEC’s. Net accepted billings are recognized as revenue and accounts receivable.  The billing company remits payments to the Company on the basis of cash ultimately received from the LEC’s by the billing company.  The billing company and LEC’s charge fees for services, which are netted against the gross accounts receivable balance. The billing companies also apply holdbacks to the remittance for potentially uncollectible accounts.  These dilution amounts will vary due to numerous factors and the Company may not be certain as to the actual amounts of dilution on any specific billing submittal until several months after that submittal.  The Company estimates the amount of these charges and holdbacks based on historical experience and subsequent information received from the billing companies.  The Company also estimates uncollectible account balances and provides an allowance for such estimates.  As of September 30, 2010 and December 31, 2009, the amount reserved for uncollectible account balances is $36,889 and $48,911, respectively.

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

UNILAVA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 5 – Fixed Assets

Property and equipment consisted of the following at September 30, 2010 and December 31, 2009:

	September 30, 2010	December 31, 2009
Microwave towers	$1,999,152	$1,999,152

Computer equipment	219,207	219,207

Furniture & equipment	117,190	116,338

Software	35,858	35,858

Tenant improvements	187,663	187,663
	2,548,848	2,558,218
Accumulated depreciation	(675,395)	(551,657)

Fixed assets, net	$1,883,675	$2,006,561

Depreciation expense for the nine months ended September 30, 2010 and 2009 was $124,963 and $151,706, respectively.  Depreciation expense for the three months ended September 30, 2010 and 2009 was $40,690 and $50,501, respectively.

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

Goodwill consisted of $1,835,873 as of September 30, 2010 and December 31, 2009 as a result of the IBFA purchase as disclosed in the Company’s December 31, 2009 Form 10-K.

Note 7 – Line of Credit and Notes Payable

As of September 30, 2010, the amount, maturity date and term of each of our loans were as follows:

Lender	Principal Amount	Interest Rate	Maturity Date
Thermo Credit LLC	$ 1,915,000	10.25%	January 17, 2011
AHAP	40,000	Various	Upon Demand
Brilliant Capital	120,000	8.00%	Upon Demand
InfoCity, LLC and Others	819,200	8.00%	Upon Demand
Dr. Dicken Yung (related party)	130,500	3.25%	Upon Demand
Baldwin Yung (related party)	10,000	0.00%	Upon Demand
Boaz Yung (related party)	1,125	0.00%	Upon Demand

	$ 3,035,825

We have a $2,000,000 revolving line of credit with the Thermo Credit LLC, pursuant to a credit agreement, dated July 17, 2010, between the Company and the bank. This revolving line of credit is guaranteed/secured by assets of the Company. The credit agreement will terminate on January 17, 2011.

UNILAVA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 7 – Line of Credit and Notes Payable (Continued)

On September 2, 2010, the Company borrowed $120,000 from unrelated party and such note is payable upon demand and the Company has accrued an imputed interest of 8%.

Note 8 – Stockholders’ Equity (Deficit)

Preferred Stock

The Company has authorized 5,000,000 shares of no par value preferred stock available for issuance.  No shares of preferred stock are outstanding as of September 30, 2010.  Commensurate with the merger (See Note 10, Reverse Merger with IWI Holding Limited), the Company converted the former IWI Holdings outstanding Preferred Stock of 3,664,880 shares into 45,000,000 shares of common stock.

Common Stock

The authorized common stock is 120,000,000 shares at no par value.  As of September 30, 2010 and December 31, 2009, the Company had 100,051,107 and 100,051,107 shares of common stock issued and outstanding, respectively.

During the year ended December 31, 2009, the Company issued 51,107 shares of common stock and 3,644,880 shares of preferred related to the reverse merger with IWI Holding Limited (See Note 10, Reverse Merger with IWI Holding Limited).

Note 9 – Segment Reporting

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

UNILAVA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 9 – Segment Reporting (Continued)

For the nine months ended September 30, 2010

	Advertising Solutions	Wireless	Wireline	Other	Elimination	Consolidated
Revenue from external customers	1,935,511	23,226	2,165,131	-	-	4,123,868
Cost of revenue	677,301	67,495	1,068,533	-	-	1,813,329
Gross profit	1,258,210	(44,269)	1,096,598	-	-	2,310,539

Operations and support expenses	1,995,286	89,395	918,547	11,354	-	3,014,582
Depreciation and amortization	65,000	59,963	-	-	-	124,963

Total segment operating expenses	2,060,286	149,358	918,547	11,354	-	3,139,545

Segment operating income	(802,076)	(193,627)	178,051	(11,354)	-	(829,006)

Total other income (expense)	(221,282)	114,025	(4,934)	(0)	-	(112,191)

Segment income before income taxes	(1,023,358)	(79,602)	173,117	(11,354)	-	(941,197)

Segment assets	3,042,549	1,790,946	2,221,406	512	(2,404,128)	4,651,285

For the nine months ended September 30, 2009

	Advertising Solutions	Wireless	Wireline	Other	Elimination	Consolidated
Revenue from external customers	3,177,832	24,833	2,416,878	-	-	5,619,543
Cost of revenue	1,376,582	123,885	1,506,990	-	-	3,007,457
Gross profit	1,801,250	(99,052)	909,888	-	-	2,612,086

Operations and support expenses	3,077,734	108,556	851,662	-	-	4,037,952
Depreciation and amortization	91,743	59,963	-	-	-	151,706

Total segment operating expenses	3,169,477	168,519	851,662	-	-	4,189,658

Segment operating income	(1,368,227)	(267,571)	58,226	-	-	(1,577,572)

Total other income (expense)	45,700	43,190	(42)	-	-	(88,848)

Segment income before income taxes	(1,322,527)	(224,381)	58,184	-	-	(1,488,724)

Segment assets	3,697,564	1,840,223	2,364,092	-	(2,363,902)	5,537,977

UNILAVA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 9 – Segment Reporting (Continued)

For the three months ended September 30, 2010

	Advertising Solutions	Wireless	Wireline	Other	Elimination	Consolidated
Revenue from external customers	563,715	9,100	690,337	-	-	1,263,152
Cost of revenue	216,722	12,255	342,213	-	-	571,190
Gross profit	346,993	(3,155)	348,124	-	-	691,962

Operations and support expenses	594,105	30,495	383,582	2,521	-	1,010,703
Depreciation and amortization	20,703	19,988	-	-	-	40,691

Total segment operating expenses	614,808	50,483	383,582	2,521	-	1,051,394

Segment operating income	(267,815)	(53,638)	(35,458)	(2,521)	-	(359,432)

Total other income (expense)	(83,855)	797	1,999	-	-	(81,059)

Segment income before income taxes	(351,670)	(52,841)	(33,459)	(2,521)	-	(440,491)

Segment assets	3,042,549	1,789,540	2,221,406	512	(2,404,128)	4,649,879

For the three months ended September 30, 2009

	Advertising Solutions	Wireless	Wireline	Other	Elimination	Consolidated
Revenue from external customers	1,025,450	9,360	758,611	-	-	1,793,422
Cost of revenue	459,559	67,114	476,843	-	-	1,003,516
Gross profit	565,891	(57,754)	281,768	-	-	789,906

Operations and support expenses	1,061,985	39,997	280,137	-	-	1,382,099
Depreciation and amortization	30,513	19,988	-	-	-	50,501

Total segment operating expenses	1,092,498	59,965	280,137	-	-	1,432,600

Segment operating income	(526,607)	(117,719)	1,632	-	-	(642,693)

Total other income (expense)	(91,235)	26,108	13	-	-	(65,114)

Segment income before income taxes	(617,842)	(91,611)	1,645	-	-	(707,808)

Segment assets	3,697,564	1,840,223	2,364,092	-	(2,363,902)	5,537,977

UNILAVA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 10 - Reverse Merger with IWI Holding Limited

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

Note 11 – Commitments and Contigencies

As of September 30, 2010, the Company has $83,277 in accounts payable and accrued expenses for the potential commissions owed to Farm Bureau.  Currently, the Company estimated the amounts they believe are owed to the vendor and is negotiating the amounts due to Farm Bureau.

The Company sub-leased 5,280 square ft. of its office space to a publication company for the remaining terms of the master lease agreement ending April 30, 2013.

Note 12 – Subsequent Events

The Company had signed a Memorandum of Understanding on December 7, 2009 to acquire 80% interest in China Dragon Telecom Limited and its affiliates based in Hong Kong, China.  The negotiations and execution of definitive agreements, regulatory approval and other customary conditions is expected to be completed in late 2010.  As of September 30, 2010, China Dragon Telecom Limited is still being audited by an accounting firm.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Special Note Regarding Forward Looking Statements

Statements contained herein include “forward-looking statements” within the meaning of such term in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements.  These risks and uncertainties include, but are not limited to, the factors described in the section captioned “Risk Factors” below. In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would” and similar expressions intended to identify forward-looking statements. Forward-looking statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Given these uncertainties, you should not place undue reliance on these forward-looking statements. These forward-looking statements include, among other things, statements relating to:

·	our anticipated growth strategies and our ability to manage the expansion of our business operations effectively;
·	our dependence on the growth of our target market in the areas in which we do business; and
·	our ability to maintain or increase our market share in the competitive markets in which we do business.

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

Use of Terms

Except as otherwise indicated by the context, references herein to “Unilava,” “we,” “us,” “our,” “our Company,” or “the Company” are to the combined business of Unilava Corporation, a Wyoming corporation, and its consolidated subsidiaries, Telava Networks, Inc. (100% owned), Telava Acqusitions, Inc. (100% owned), Telava Wireless, Inc. (75% owned), Telava Mobile, Inc. (80% owned), Local Info Pages, Inc. (100% owned Korea-based entity) and IBFA Acqusitions LLC (100% owned) which are 100% consolidated in the financial statements as adjusted for various minority interests.  In addition, unless the context otherwise requires:

·	“Exchange Act” refers to the Securities Exchange Act of 1934, as amended;
·	“IBFA” refers to IBFA Acquisitions LLC, a Michigan limited liability company and wholly owned subsidiary of the Company;
·	“LIP” refers to Local Info Pages, Inc., a Korean corporation and wholly owned subsidiary of Telava Networks;
·	“SEC” refers to the Securities and Exchange Commission;
·	“Securities Act” refers to the Securities Act of 1933, as amended;
·	“Telava Acquisitions” refers to Telava Acquisitions, Inc., a Delaware corporation and wholly owned subsidiary of the Company;
·	“Telava Networks” refers to Telava Networks, Inc., a Nevada corporation and wholly owned subsidiary of the Company;
·	“Telava Mobile” refers to Telava Mobile, Inc., a Delaware corporation and 80% owned subsidiary of the Company;
·	“Telava Wireless” refers to Telava Wireless, Inc., a Wyoming corporation and 75% owned subsidiary of Telava Networks; and
·	“U.S. dollars,” “dollars” and “$” refer to the legal currency of the United States.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Overview of Our Business

Unilava Corporation, a Wyoming corporation, was formerly known as IWI Holding Limited (“IWI”), and was engaged in the international jewelry business through a US subsidiary. IWI went public via an initial public offering in 1994, and disposed of the subsidiary on December 31, 2007. On September 21, 2009, IWI entered into an Agreement pursuant to which IWI acquired all of the outstanding shares of Telava Networks, Inc., a Nevada corporation (“Telava Networks”), in exchange for 55 million shares of stock. In addition, certain preferred stock of IWI which had been issued in 1994 for 3,644,880 was converted into 45 million shares of common stock. In connection with the closing of the acquisition, the Telava management was appointed as the members of IWI management, the name of IWI was changed to Unilava Corporation (“Unilava” or the “Company”) and the corporation was reincorporated from the British Virgin Islands to Wyoming via Articles of Continuation.

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

We are emerging as a leading provider of communications services in the United States and the world. We offer our services and products to consumers, businesses, and other providers in the U.S. and worldwide. The services and products that we offer vary by market, and include:  wireless communications, local exchange services, long-distance services, data/broadband and Internet services, video services telecommunications equipment, wholesale services and directory advertising and publishing. We group our operating subsidiaries as follows, corresponding to our operating segments for financial reporting purposes:

·	Wireless subsidiaries provide both wireless voice and data communications services across the U.S. and, through agreements, in a substantial number of foreign countries;
·	Wireline subsidiaries provide primarily landline voice and data communication services, high-speed broadband and voice services;
·	Advertising solutions subsidiaries publish Local Area Yellow Pages directories and sell directory advertising and Internet-based advertising and local search; and
·	Other subsidiaries provide results from all corporate and other operations.

Third Quarter Financial Performance Highlights

The following summarizes certain key financial information for the third fiscal quarter.

·
Revenue: Revenue was $1,263,152 for the three months ended September 30, 2010, a decrease of $530,270, or 30%, from $1,793,422 for the same period last year due to a decrease in our marketing effort of the online advertising business.

·
Gross Profit and Margin: Gross profit was $691,962 for the three months ended September 30, 2010, a decrease of $97,944 or 12%, from $789,906 for the same period last year due to decline in online advertising business. Gross margin was 55% for the three months ended September 30, 2010 as compared to 44% for the same period last year, an 11% increase mainly due to more efficient control of the underforming marketing centers related to the online advertising business.

·
Net Loss: Net loss was $440,488 for the three months ended September 30, 2010, a decrease of $267,320 or approximately 38%, from $707,807 for the same period of last year due to a reduction  in our overall operating costs.

·	Basic net income per share: Basic net income per share was approximately $0.00 for the three months ended September 30, 2010, as compared to approximately $0.01 for the same period last year.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Results of Operations

Comparison of Three Months Ended September 30, 2010 and 2009

The following table shows key components of our results of operations during the three months ended September 30, 2010 and 2009, in both dollars and as a percentage of our total sales.

U.S. dollars, except percentages	Three Months Ended September 30, 2010		Three Months Ended September 30, 2009
		Percent of		Percent of
	Dollars	Total Sales	Dollars	Total Sales
Total sales	$1,263,152	100%	$1,793,422	100%
Cost of sales	571,190	45%	1,003,516	56%
Gross profit	691,962	55%	789,906	44%

Salaries and payroll	407,129	32%	595,041	33%
Depreciation and amortization	40,690	3%	50,501	3%
Selling, general and administrative expenses	603,573	48%	787,058	44%
Income (loss) from operations	(359,430)	(28)%	(642,694)	(36)%

Other income (expense)	(81,058)	(6)%	(65,114)	(4)%
Income (loss) before income taxes	(440,488)	(35)%	(707,808)	(39)%
Income taxes	-	-	-	-
Net loss	$(440,488)	(35)%	$(707,808)	(39)%

Total Sales. Our total sales decreased 30% to $1,263,152 in the three months ended September 30, 2010 from $1,793,422 in the same period last year, primarily as a result of a decrease of sales in our online advertising business.

Cost of sales. Our cost of sales decreased 43% to $571,190 in the three months ended September 30, 2010 from $1,003,516 in the same period last year, mainly due to a decrease in sales and trimming of costs in our underperforming marketing centers.

Gross profit and gross profit margin. Our gross profit decreased 11% to $691,962 in the three months ended September 30, 2010 from $789,906 in the same period last year. The gross profit margin (gross profit as a percentage of total sales) was 55% for the three months ended September 30, 2010 and 44% for the three months ended September 30, 2009. The increase in the gross profit margin was primarily due to a tightening of control in our underperforming marketing centers.

Salaries and payroll.  Our salaries and payroll expenses decreased 32% to $407,129 in the three months ended September 30, 2010 from $595,041 in the same period last year, mainly due to a decrease in human resources and related payroll expenses.

Selling, general and administrative expenses. Our selling, general and administrative expenses decreased 23% to $603,573 in the three months ended September 30, 2010 from $787,058 in the same period last year, mainly due to a decrease in bad debt expense and related selling expenses.

Other income and expenses. Interest expense increased 24% to $118,777 in the three months ended September 30, 2010 from $95,411 in the same period in 2009, primarily due to an increase in loan size and fees associated with the extension of a loan  facility.  Decrease in other income was due to no brokerage fees received from tower sales in the three months ended September 30, 2010.

Income taxes. Income taxes remained flat at zero dollars in the three months ended September 30, 2010 from the same period in 2009, mainly due to recurring losses.

Net loss. Net loss decreased 38% to $440,488 in the three months ended September 30, 2010 from $707,808 in the same period last year, mainly due to the increase in gross profit margin.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Comparison of Nine Months Ended September 30, 2010 and 2009

The following table shows key components of our results of operations during the nine months ended September 30, 2010 and 2009, in both dollars and as a percentage of our total sales.

	Nine Months Ended		Nine Months Ended
U.S. dollars, except percentages	September 30, 2010		September 30, 2010
		Percent of		Percent of
	Dollars	Total Sales	Dollars	Total Sales
Total sales	$4,123,868	100%	$5,619,543	100%
Cost of sales	1,813,329	44%	3,007,457	54%
Gross profit	2,310,539	56%	2,612,086	46%

Salaries and payroll	1,349,075	33%	1,955,289	35%
Depreciation and amortization	124,963	3%	151,706	3%
Selling, general and administrative expenses	1,665,507	40%	2,082,663	37%
Income (loss) from operations	(829,006)	(20)%	(1,577,572)	(28)%

Other income (expense)	(112,191)	(3)%	88,848	2%
Income (loss) before income taxes	(941,197)	(23)%	(1,488,724)	(26)%
Income taxes	-	-	-	-
Net loss	$(941,197)	(23)%	$(1,488,724)	(26)%

Total Sales. Our total sales decreased 27% to $4,123,868 in the nine months ended September 30, 2010 from $5,619,543 in the same period last year, primarily as a result of a decrease in overall sales of our online advertising business and less wireline usage.

Cost of sales. Our cost of sales decreased 40% to $1,813,329 in the nine months ended September 30, 2010 from $3,007,457 in the same period last year, mainly due to a decrease in sales and a decrease in utilizing underperforming marketing centers.

Gross profit and gross profit margin. Our gross profit decreased 12% to $2,310,539 in the nine months ended September 30, 2010 from $2,612,086 in the same period last year. The gross profit margin (gross profit as a percentage of total sales) was 56% for the nine months ended September 30, 2010 and 46% for the nine months ended September 30, 2009. The increase in the gross profit margin was primarily due to tightening control and trimming of underperforming marketing centers and costs related to the centers.

Salaries and payroll.  Our salaries and payroll expenses decreased 31% to $1,349,075  in the nine months ended September 30, 2010 from $1,955,289 in the same period last year, mainly due to decrease in human resources and related payroll expenses.

Selling, general and administrative expenses. Our selling, general and administrative expenses decreased 20% to $1,665,507 in the nine months ended September 30, 2010 from $2,082,663 in the same period last year, mainly due to decrease in other related operating costs.

Other income and expenses. Interest expense increased 39% to $331,886 in the nine months ended September 30, 2010 from $238,939 in the same period in 2009, primarily due to an increase in loan amounts and fees associated with the extension of one of our loan facilities.

Income taxes. Income taxes remained flat at zero dollars in the nine months ended September 30, 2010 from the same period in 2009, mainly due to recurring losses.

Net loss. Net loss decreased 37% to $941,197 in the nine months ended September 30, 2010 from $1,488,723 in the same period last year, mainly due to the increase in gross profit margin.

Segment Data

Net (loss) for the advertising solutions segment decreased 23% to ($1,023,358) in the nine months ended September 30, 2010 from ($1,322,527) in the same period last year, mainly due to less efforts in direct marketing and higher attrition ratio.

Total assets for the advertising solutions segment decreased 18% to $3,042,549 as of September 30, 2010 from $3,697,564 as of September 30, 2009, mainly due to less receivables.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Net (loss) for the wireless segment decreased 65% to ($79,602) in the nine months ended September 30, 2010 from ($224,381) in the same period last year, mainly due to cancelations of co-location agreements.

Total assets for the wireless segment decreased 3% to $1,790,946 as of September 30, 2010 from $1,840,223 as of September 30, 2009, mainly due to amortization on tower assets.

Net income for the wireline segment increased 198% to $173,117 in the nine months ended September 30, 2010 from $58,184 in the same period last year, mainly due to trimming of operating costs.

Total assets for the wireline segment decreased 6% to $2,221,406 as of September 30, 2010 from $2,364,092 as of September 30, 2009, mainly due to decrease in receivables.

Liquidity and Capital Resources

As of September 30, 2010, we had cash and cash equivalents of approximately $59,492. The following table provides a summary of our net cash flows from operating, investing, and financing activities. To date, we have financed our operations primarily through net cash flow from operations, augmented by short-term bank and personal borrowings and equity contributions by our shareholders.

U.S. Dollars	Nine Months Ended September 30,
	2010	2009
Net cash provided by (used in) operating activities	$36,227	$(796,892)
Net cash provided by (used in) investing activities	(8,507)	99,186
Net cash provided by (used in) financing activities	(95,632)	542,446
Net increase in cash and cash equivalents	$(24,081)	$(163,132)

Operating Activities

Net cash provided by operating activities was $36,227 in the nine months ended September 30, 2010, compared with $796,892 used by operating activities in the same period last year. Net loss after adjustment for noncash items was $(872,122) in the nine months ended September 30, 2010.  This increase was primarily due to funding of underperforming subsidiaries.

Investing Activities

Net cash used in investing activities in the nine months ended September 30, 2010 was $8,507, compared with $99,186 provided by investing activities in the same period last year. The decrease was mainly due to a reduction in investing activities.

Financing Activities

Net cash used by financing activities in the nine months ended September 30, 2010 was $96,632, compared with $542,446 net cash provided by financing activities in the same period in 2009. The decrease in net cash provided by financing activities was mainly from cash proceeds from unrelated third-party loans and repayment  of facility provided by Thermo Credit, LLC.

Capital Expenditures

Our capital expenditures for the nine months ended September 30, 2010 and 2009 were $2,077 and $8,709, respectively. Our capital expenditures during the second quarter of 2010 consisted of capital expenditures relating to the acquisition of furniture and equipment, as compared the second quarter of 2009 where we did not have any capital expenditures. As of September 30, 2010, we had cash and cash equivalents of $59,492, primarily consisting of cash on hand and demand deposits.

To date, we have financed our operations primarily through cash flows from operations, augmented by short-term bank and personal loans and equity contributions by our stockholders and unrelated third-party loans. We believe that our cash on hand and cash flow from operations will meet a portion of our present cash needs and we will require additional cash resources, including loans, to meet our expected capital expenditures and working capital requirements for the next 12 months. We may, however, in the future, require additional cash resources due to changed business conditions, implementation of our strategy to expand our marketing efforts and increase brand awareness, or acquisitions we may decide to pursue. If our own financial resources are insufficient to satisfy our capital requirements, we may seek to sell additional equity or debt securities or obtain additional credit facilities. The sale of additional equity securities could result in dilution to our stockholders. The incurrence of indebtedness would result in increased debt service obligations and could require us to agree to operating and financial covenants that would restrict our operations. Financing may not be available in amounts or on terms acceptable to us, if at all. Any failure by us to raise additional funds on terms favorable to us, or at all, could limit our ability to expand our business operations and could harm our overall business prospects.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Loan Commitments

As of September 30, 2010, the amount, maturity date and term of each of our loans were as follows:

Bank/Person(s)	Amount Outstanding	Interest Rate	Maturity Date
Thermo Credit LLC	$1,915,000	10.25%	Jan 17, 2011

Dr. Dicken Yung	$130,500	3.25%	Upon demand

Baldwin Yung	$10,000	0%	Upon demand

Boaz Yung	$1,125	0%	Upon demand

AHAP	$40,000	Various	Upon demand

Brilliant Capital	$120,000	8%	Upon demand

InfoCity LLC and others	$819,200	8%	Upon demand

TOTAL	$3,035,825

We have a $2,000,000 revolving line of credit with Thermo Credit LLC, pursuant to a credit agreement, dated July 17, 2010, between the Company and the bank. This revolving line of credit is guaranteed/secured by assets of the Company. The credit agreement will terminate on January 17, 2011.

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

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires our management to make assumptions, estimates, and judgments that affect the amounts reported, including the notes thereto, and related disclosures of commitments and contingencies, if any. We have identified certain accounting policies that are significant to the preparation of our financial statements. These accounting policies are important for an understanding of our financial condition and results of operations. Critical accounting policies are those that are most important to the portrayal of our financial condition and results of operations and require management’s difficult, subjective, or complex judgment, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. Certain accounting estimates are particularly sensitive because of their significance to financial statements and because of the possibility that future events affecting the estimate may differ significantly from management’s current judgments. We believe the following critical accounting policies involve the most significant estimates and judgments used in the preparation of our financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

·
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

·
Business Combinations. The Company adopted the accounting pronouncements relating to business combinations (primarily contained in ASC Topic 805 "Business Combinations"), including assets acquired and liabilities assumed arising from contingencies. These pronouncements established principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree as well as provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. In addition, these pronouncements eliminate the distinction between contractual and non-contractual contingencies, including the initial recognition and measurement criteria and require an acquirer to develop a systematic and rational basis for subsequently measuring and accounting for acquired contingencies depending on their nature. Our adoption of these pronouncements will have an impact on the manner in which we account for any future acquisitions.

·
Use of estimates. The preparation of consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates.

·
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

·
Impairment of long-lived assets. The Company reviews the carrying amount of its long-lived assets, including intangibles, for impairment, each reporting period. An asset is considered impaired when estimated future cash flows are less than the carrying amount of the asset. In the event the carrying amount of such asset is considered not recoverable, the asset is adjusted to its fair value. Fair value is generally determined based on discounted future cash flow. For periods ended  December 31, 2009 and September 30, 2010, the Company determined no impairment charges were necessary.

·
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

As required by Rule 13a-15 under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2010. Based on our assessment, our Chief Executive Officer and Chief Financial Officer determined that as of September 30, 2010, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were not effective as of September 30, 2010.

Changes in Internal Control Over Financial Reporting

During the quarter ended September 30, 2010, there were no changes in our internal control over financial reporting identified in connection with the evaluation performed during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM	2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM	3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM	4. (REMOVED AND RESERVED).

ITEM 5	OTHER INFORMATION.

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

Date: November 22, 2010	UNILAVA CORPORATION

	By:	/s/ Baldwin Yung
Baldwin Yung, Chief Executive Officer (Principal Executive Officer)

By:	/s/ Baldwin Yung
Baldwin Yung, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX
Exhibit No.	Description
31.1	Certifications of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certifications of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certifications of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.