Form 10-K
period 2010-12-31
Unilava Corp
filed 2011-04-11
CIK 923168

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2010

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to _____________

Commission File No. 000-25108

UNILAVA CORPORATION

(Exact name of registrant as specified in its charter)

Wyoming	80-0568736
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

353 Sacramento Street, Suite 1500
San Francisco, CA 94111

 (Address of principal executive offices)

(415) 321-3490

 (Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act: Common Stock, no par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-Accelerated Filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Act).Yes ☐ No ☒

As of June 30, 2010 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the shares of the registrant’s common stock held by non-affiliates (based upon the closing price of such shares as quoted on the OTC Bulletin Board maintained by the Financial Industry Regulatory Authority) was approximately $4.2 million. Shares of the registrant’s common stock held by each executive officer and director and each by each person who owns 10% or more of the outstanding common stock have been excluded from the calculation in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

There were a total of 100,052,888 shares of the registrant’s common stock outstanding as of April 6, 2011.

DOCUMENTS INCORPORATED BY REFERENCE

None.

UNILAVA CORPORATION
Annual Report on Form 10-K
For the Fiscal Year Ended December 31, 2010

Special Note Regarding Forward Looking Statements

In addition to historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We use words such as “believe,” “expect,” “anticipate,” “project,” “target,” “plan,” “optimistic,” “intend,” “aim,” “will” or similar expressions which are intended to identify forward-looking statements. Such statements include, among others, those concerning market and industry segment growth and demand and acceptance of new and existing products; any projections of sales, earnings, revenue, margins or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements regarding future economic conditions or performance; as well as all assumptions, expectations, predictions, intentions or beliefs about future events. You are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, including those identified in Item 1A, “Risk Factors” included herein, as well as assumptions, which, if they were to ever materialize or prove incorrect, could cause the results of the Company to differ materially from those expressed or implied by such forward-looking statements.

Readers are urged to carefully review and consider the various disclosures made by us in this report and our other filings with the SEC. These reports attempt to advise interested parties of the risks and factors that may affect our business, financial condition and results of operations and prospects. The forward-looking statements made in this report speak only as of the date hereof and we disclaim any obligation, except as required by law, to provide updates, revisions or amendments to any forward-looking statements to reflect changes in our expectations or future events.

You should read this discussion in conjunction with the consolidated financial statements, accompanying notes and management’s discussion and analysis of financial condition and results of operations included in this Annual Report on Form 10-K.

Use of Terms

Except as otherwise indicated by the context, references herein to “Unilava,” “we,” “us,” “our,” “our Company,” or “the Company” are to the combined business of Unilava Corporation, a Wyoming corporation, and its consolidated subsidiaries, Telava Networks, Inc. (100% owned), Telava Acqusitions, Inc. (100% owned), Telava Wireless, Inc. (75% owned), Telava Mobile, Inc. (80% owned), Local Info Pages, Inc. (100% owned) and IBFA Acqusitions LLC (100% owned) which are 100% consolidated in the financial statements as adjusted for various minority interests. In addition, unless the context otherwise requires:

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

Available Information

Unilava is a diversified communications holding company incorporated under the laws of the State of Wyoming in 2009 and has its principal executive offices at 353 Sacramento Street, Suite 1500, San Francisco, California 94111 (telephone number 415-321-3490). We maintain an internet website at www.unilava.com. This website address is for information only and is not intended to be an active link or to incorporate any website information into this document.  We make available, free of charge, on our website our annual report on Form 10-K, our quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the Securities and Exchange Commission (“SEC”). We also make available on that website, and in print, if any stockholder or other person so requests, our code of business conduct and ethics entitled “Code of Ethics” applicable to all employees and Directors, our “Corporate Governance Guidelines,” and the charters for all committees of our Board of Directors, including Audit, Human Resources and Corporate Governance and Nominating. Any changes to our Code of Ethics or waiver of our Code of Ethics for senior financial officers, executive officers or Directors will be posted on that website.

PART I
ITEM 1.    BUSINESS

Overview of our Business

Through our consolidated subsidiaries, Telava Networks, Inc., Telava Acqusitions, Inc., Telava Wireless, Inc., Telava Mobile, Inc., Local Info Pages, Inc. and IBFA Acqusitions LLC, we provide a variety of communications services, products, and equipment that address the needs of small to medium enterprise businesses and consumers under the Unilava corporate brand which includes our retail brands consisting of Telava TM , Countryconnect TM , Telava TM Mobile, Local Area Yellow Pages, Counia, and Nationwide Roadside Assistance. We are licensed to provide long distance services in 41 States and local phone services in 11 States. Through our carrier-grade microwave wireless broadband infrastructure and broadband internet access partners, we offer mobile and high-definition IP-hosted voice services to residential, small and medium enterprises. We deliver small business a comprehensive and integrated suite of fee-based online and mobile advertising and web services. Headquartered in San Francisco, we have regional offices in Chicago, Seoul, Hong Kong, and Beijing.

Our History and Background

We were originally incorporated in the British Virgin Islands as IWI Holding Limited (“IWI”).  IWI was previously engaged in the international jewelry business. IWI went public via an initial public offering in 1994 and disposed of the subsidiary on December 31, 2007. On September 21, 2009, IWI entered into an agreement pursuant to which IWI acquired at a closing on September 30, 2009, all of the outstanding shares of Telava Networks, Inc., a Nevada corporation (“Telava”), in exchange for 55 million newly issued shares of common stock. In addition, certain preferred stock of IWI which had been issued in 1994 totaling 3,644,880 shares was converted into 45 million shares of common stock. In connection with the closing of the acquisition, the Telava management was appointed as the members of IWI management, IWI continued as a Wyoming corporation, and the name of IWI was changed to Unilava Corporation (“Unilava”).

The Company consists of several subsidiaries which make up the consolidated financial statements.  The parent company is Unilava Corporation which is a holding company for the operating subsidiaries.  Local Area Yellow Pages has significant operating revenue.  Telava Wireless has significant assets.  Local Info Pages has overseas operations in Korea.  Telava Acquisitions is insignificant to the Company financial position and operating results.  Telava Mobile has minimal assets and operations.  IBFA has significant assets, liabilities and revenue.

TelavaNV, a privately owned company, was incorporated in Nevada on July 23, 2003 as Local Area Yellow Pages to provide advertising and directory listings for small and medium sized businesses on its internet website in a “Yellow Pages” format.  The Company provides those services to its subscribers for a monthly fee.  These services are provided primarily to small and medium sized businesses throughout the United States.  On July 10, 2007, Local Area Yellow Pages amended its Articles of Incorporation to change the name of the corporation to Telava Networks, Inc. (“TelavaNV”) for the purpose of launching its network to provide the next generation fixed and mobile WiMAX broad band solutions to small and medium businesses, public safety organizations, and others in various markets through its network.  TelavaNV continues its Yellow Pages operations while, at the same time, expanding its WiMAX network.  Through September 30, 2010, nearly 46% of the Company’s revenues have been generated by its Yellow Pages business.

ITEM 1.    BUSINESS- continued

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

On November 12, 2008, TelavaNV formed Telava Mobile, Inc. (“TM”) as a 80% majority-owned subsidiary for the purpose of entering the mobile services businesses offering prepaid mobile calling cards and unlimited mobile services throughout the United States of America.

Our Business

We are emerging as a leading provider of communications services in the United States and the world. We offer our services and products to consumers, businesses, and other providers in the U.S. and worldwide. The services and products that we offer vary by market and include: wireless communications, local exchange services, long-distance services, data/broadband and internet services, video services, telecommunications equipment, wholesale services and directory advertising and publishing. We group our operating subsidiaries as follows, corresponding to our operating segments for financial reporting purposes:

●	Wireless subsidiaries provide both wireless voice and data communications services across the U.S. and, through agreements, in a substantial number of foreign countries;

●	Wireline subsidiaries provide primarily landline voice and data communication services, high-speed broadband and voice services;

●	Advertising solutions subsidiaries publish Local Area Yellow Pages directories and sell directory advertising and internet-based advertising and local search; and

●	Other subsidiaries provide results from all corporate and other operations.

Our traditional wireline local exchange subsidiaries operate in 22 states: Alabama, Arkansas, California, Connecticut, Illinois, Indiana, Florida, Georgia, Kentucky, Louisiana, Kansas, Michigan, Mississippi, Missouri, Nevada, North Carolina, Ohio, Oklahoma, South Carolina, Tennessee, Texas and Wisconsin. Our wireline local exchange services are provided through regulated subsidiaries which operate within authorized regions subject to regulation by each state in which they operate and by the Federal Communications Commission (FCC). Wireless service providers are regulated by the FCC.

ITEM 1.    BUSINESS- continued

With the expansion of our company through acquisitions, the resulting ownership consolidation of IBFA, and continuing advances in technology, we plan to offer new services that combine our traditional wireline and wireless services, thereby making our customers’ lives more convenient and productive and further innovating the communications and entertainment industry. In 2011, we plan to focus on the areas discussed below.

Wireless

Telava Mobile began operations in January 2009 as a subsidiary of Telava Networks, Inc. We provide certain wireless services on our third generation (3G) network and second generation (2G) network. Through our mobile virtual network operator (MVNO) relationships, we offer 3G services with nationwide coverage in all 50 states, Puerto Rico and the U.S. Virgin Islands, utilizing code division multiple access (CDMA) or global system for mobile communications (GSM). In February 2010, we announced the Telava TM Broadband Bullet 3G unlimited service that allows compatible devices to enjoy the speeds of our 3G services where available. This initiative incorporates selling, marketing, product development, and operations resources to address growing non-traditional data needs, which covers a wide variety of products and services including telematics, in-vehicle devices, e-readers, specialized medical devices, and other original equipment manufacturer devices.

We believe that our value-driven wireless price plans are very competitive. Our Telava TM Mobile CDMA prepaid price plans include low and unlimited monthly voice plans and unlimited text service options. Our Telava TM Mobile GSM unlimited prepaid price plans bundle together with popular local and international texting services with traditional mobile voice calling at attractive price points. The addition of unlimited plans provides subscribers with unlimited mobile-to-mobile calling from our network to and from any wireless phone on any U.S. wireless carrier network or landline at no additional charge. Our Telava TM Mobile unique prepaid price plans include monthly hybrid plans and voice and data per usage plans. Subscribers may opt for automatic refill in any increments $5 or above to add money to their accounts. Subscribers utilize a credit card, debit card or PayPal account to credit their accounts automatically on a monthly basis or when their accounts reach a specified minimum amount.

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

Data & Voice Services

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

ITEM 1.    BUSINESS- continued

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

Due to the rapid and positive evolution of factors that continue to encourage growth in the communications sector, along with the acquisition opportunities that lend themselves to the current environment, we have projected a substantial increase in our customer base and top line revenue, and expect to maintain positive net income. The map below (Figure 1) shows a representative wireless network footprint and identifies access to fiber capacity and reciprocal wireless networks.

ITEM 1.    BUSINESS- continued

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

ITEM 1.    BUSINESS- continued

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
Cable television companies have made significant last-mile infrastructure investments during the past twenty years, installing coaxial cable to every house in their service area.  They aggregate many live and off-air video feeds either by satellite or high-speed wireline data communications, and deliver those feeds to the viewer’s cable decoder. Unlike broadcast television, cable networks are bi-directional enabling the cable company to remotely monitor the set-top box and viewers to make interactive requests such as pay-per-view.  The figure 3 shows representation of the broadcast communications functionality:

ITEM 1.    BUSINESS- continued

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

TCP/IP provides no native security.

Although many technical shortcomings have been addressed in TCP/IPv6, the existing networking infrastructure investment means that it will take time before there is widespread Ipv6 support.  In spite of these limitations, both AT&T and Verizon have launched consumer VoIP service, and many corporate networks have been using point-to-point VoIP for some time. Network convergence will be a reality within the next decade and will have a profound impact on the communications as network access devices; content and value added services are unbundled.  The Company is already witnessing this as represented below:

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

 Wireless – 2.5G, 3G and 4G cellular

Smartphones, connected Personal Digital Assistants (“PDAs”), laptops and network operator’s desire for incremental revenue are driving demand for higher speed mobile data services.  The global rollout of 3G and 4G cellular technology, which promises mobile data rates of up to 2 Mbps, was expected several years ago, but didn’t materialize due to high spectrum licensing fees extracted from prospective 3G and 4G operators.

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

ITEM 1.    BUSINESS - continued

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

Our Products and Services

Wireless Services

We offer a comprehensive range of high-quality nationwide wireless voice communications services in a variety of prepaid pricing plans. Our voice offerings are tailored to meet the communications needs of targeted customer segments, including youth, family, active professionals, small businesses, and major national corporate accounts.

Wireless Voice Service

Our voice service is offered on a no contract basis, referred to as prepaid. Service is prepaid and provided on a monthly basis according to the applicable rate plan chosen. Our wireless services include basic local wireless communications service, long-distance service and roaming services. We offer prepaid service to meet the demands of distinct consumer segments, such as the youth market, families and small business customers, who prefer to control usage or pay in advance.

Wireless Equipment

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

ITEM 1.    BUSINESS - continued

Wireline Services

Our wireline subsidiaries provide both retail and resell communication services domestically and internationally. Our wireline operation provided approximately 53% of 2010 operating revenues. We divide our wireline services into three product-based categories: local, long distance and other.  Revenues from our traditional voice services have been declining as customers have been switching to wireless, cable and other internet-based providers. In addition, the continuing economic recession has caused wireline customers to terminate their residential or business phone service as individuals have lost jobs or otherwise combined households and businesses have closed or reduced operations. We have responded by offering packages of combined voice and data services, including broadband and video, and intend to continue this strategy during 2011.

Wireless Voice Services

Voice includes traditional local and long-distance service provided to retail customers and wholesale access to our network and individual network elements provided to competitors. At December 31, 2010, our wireline subsidiaries served approximately 55,000 active consumer access lines. We also have a number of integrated voice and data services, such as integrated network connections, that provide customers the ability to integrate access for their voice and data services, the data component of which is included in the data category. Additionally, voice revenues do not include any of our VoIP revenues, which are included in data revenues.

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

Voice also includes calling features, fees to maintain wire located inside customer premises and other miscellaneous voice products. Calling features are enhanced telephone services available to retail customers such as Caller ID, Call Waiting and voicemail. These calling features services are generally more profitable than basic local phone service.

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

Internet access services include a wide range of products for residences and businesses. Internet services offered include basic dial-up access service, dedicated access, web hosting, email and high-speed access services.

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

ITEM 1.    BUSINESS - continued

Dedicated internet services are designed to meet the needs of all types of commercial and governmental enterprises, including small and medium sized businesses. Our managed internet services provide customers with dedicated high-speed access to the internet managed by us.

Enterprise networking services provide comprehensive support from network design, implementation and installation to ongoing network operations and management for networks of varying scales, including local area networks, wide area networks, and virtual private networks. These services include applications such as email, order entry systems, employee directories, human resource transactions and other database applications.

Customer premises equipment and other equipment sales range from single-line and cordless telephones to sophisticated digital PBX systems. PBX is a private telephone switching system, typically used by businesses and usually located on a customer’s premises, which provides intra-premise telephone services as well as access to our network.

Advertising Solutions

Advertising Solutions includes our directory operations, which sell Yellow Pages online internet-based directory advertising and local search. The online business directory is a comprehensive and invaluable business portal that allows searchers to quickly access local and online business information, including instant maps, direct links to featured business websites, and other valuable tools and resources. Advertising Solutions provided approximately 46% of total operating revenues in 2010. This operation sells advertising services throughout the United States and in South Korea under the brand name Local Info Pages, Inc. (“LIP”).  Headquartered in Seoul, LIP, a Unilava wholly owned subsidiary, is one of the leading direct marketing and business service companies in Korea. We connect advertisers to targeted audiences through its network advertising products and services. Through the acquisition of websites from Ttoore/Counia, we enable advertisers to directly reach consumers with branded media products, coupons and other advertisements. Consumers trust us to deliver the best values in town via direct and online coupons. For advertisers, we offer business advertising solutions by enabling them to sell their products and services in person, online or through the mail.

LIP offers brands that include:

*	Counia.com – the trusted local coupon website consumers visit frequently for savings and values; and

*
Local114.co.kr – South Korea’s online yellow pages and business service provider enabling emerging enterprises with bundled solutions, including website development, internet advertising, and other member value-added services.

Other Products and Services

Our Other businesses include operations from Nationwide Roadside Assistance, our roadside services subsidiary, operator services, corporate and other operations. The Other operations provided approximately 1% of total operating revenues.

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

Our Customers

Through our carrier-grade microwave wireless broadband infrastructure and broadband internet access partners, we offer mobile and high-definition IP-hosted voice services to residential, small and medium enterprises.

We expect to continue to strengthen the reach and sophistication of our network facilities and our ability to offer a variety of communications services, both wireless and wireline, to large businesses and wholesale customers worldwide. We expect to offer similar services to small and medium sized businesses and to increase the attractiveness of our services to governmental customers. We also expect to extend our wholesale business offerings to other service products and systems integration services.

No customer accounted for 10% or more of our consolidated revenues in 2010, 2009 or 2008.  We do not depend on one or a few major customers for our revenues.

Competition

We believe that the market for wireless services has been and will continue to be characterized by intense competition on the basis of price, the types of services and devices offered and quality of service. We compete with a number of wireless carriers, including four national wireless companies: AT&T, Verizon Wireless, Sprint, and T-Mobile. Our primary competitors offer voice, high-speed data, entertainment and location-based services that are designed to compete with our products and services. AT&T and Verizon also offer competitive wireless services packaged with local and long distance voice, high-speed internet services and video. Our prepaid services compete with a number of carriers and resellers including Metro PCS Communications, Inc., Leap Wireless International, Inc. and TracFone Wireless, which offer competitively-priced calling plans that include unlimited local calling. Additionally, AT&T, T-Mobile, Sprint and Verizon also offer competitive prepaid services and wholesale service to resellers. Competition will increase to the extent that new firms enter the market if additional radio spectrum is made available for commercial wireless services. We also expect competition to increase as a result of other technologies and services that are developed and introduced in the future, including potentially those using unlicensed spectrum and long term evolution. Wholesale services and products also contribute to increased competition. In some instances, resellers that use our network and offer like services compete against our offerings.

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

Raw Materials and Our Principal Suppliers

Our principal suppliers for our telephone and network services include AT&T and Level 3.  Since we do not have material manufacturing operations, we do not purchase raw materials in any material quantities.

Intellectual Property

We hold registered trademarks under the brand names of “Telava” and “Country Connect” and do not hold any pending or granted patents.

Research and Development

We spent minimal resources on research and development during the past two fiscal years and anticipate that we will spend minimal resources in developing technologies that are related to the current business models going forward.

ITEM 1.    BUSINESS- continued

The majority of our research activities are related to our wireline segment, performed at our subsidiary Telava Networks. Telava Networks’ engineers conduct research in a variety of areas, including intellectual property; advanced network design and architecture; network operations support systems; data mining technologies and other communication technologies. The engineers work with our business units to create new services and invent tools and systems to manage secure and reliable networks for us and our customers.

Employees

As of December 31, 2010, we employed approximately 33 persons who are all full time employees worldwide. The following table illustrates the allocation of these employees among the various job functions conducted at our company.

Department	Number of Employees
Management and Administration	7
Business Development	3
Finance and Accounting	3
Technical and Engineering	5
Customer Service	12
Sales and Marketing	3
TOTAL	33

We consider our relations with our employees to be good. None of our employees is represented by a labor union.

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

Our technology may become obsolete which could materially adversely affect our ability to sell our products and services.

If our technology, products and services become obsolete, our business operations would be materially adversely affected. The market in which we compete is characterized by rapid technological change, evolving industry standards, introductions of new products, and changes in customer demands that can render existing products obsolete and unmarketable. Our current products will require continuous upgrading or our technology will become obsolete. Our future success will depend upon our ability to address the increasingly sophisticated needs of our customers by supporting existing and emerging hardware, software, database, and networking platforms and by developing and introducing enhancements to our existing products and new products on a timely basis that keep pace with technological developments, evolving industry standards, and changing customer requirements. There were minimal research and development expenses for the years ended December 31, 2010 and 2009, respectively.

We may be exposed to potential risks relating to our internal controls over financial reporting and our ability to have the operating effectiveness of our internal controls attested to by our independent auditors.

As directed by Section 404 of the Sarbanes-Oxley Act of 2002, or SOX 404, the SEC adopted rules requiring public companies to include a report of management on their internal controls over financial reporting in their annual reports, on Form 10-K. We are subject to this requirement commencing with our fiscal year ending December 31, 2008 and a report of our management is included under Item 9A of this Annual Report on Form 10-K. In the event we identify significant deficiencies or material weaknesses in our internal controls that we cannot remediate in a timely manner, investors and others may lose confidence in the reliability of our financial statements.

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

Several companies, including Google, Microsoft, Verizon, and Yahoo!, currently market internet Yellow Pages or local search services that directly compete with our services and products.  We may not compete effectively with existing and potential competitors for several reasons, including the following:

●	some competitors have longer operating histories and greater financial and other resources than we have and are in better financial condition than we are;
●	some competitors have better name recognition, as well as larger, more established, and more extensive marketing, customer service, and customer support capabilities than we have;

Item 1A.   RISK FACTORS - continued

●
some competitors may supply a broader range of services, enabling them to serve more or all of their customers’ needs. This could limit our sales and strengthen our competitors’ existing relationships with their customers, including our current and potential IAP advertisers;

●	some competitors may be able to better adapt to changing market conditions and customer demand; and
●
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

Our results of operations could fluctuate due to factors outside of our control.

Our operating results have historically fluctuated significantly and we have experienced recent declines in net revenues.  We could continue to experience fluctuations or continued declining operating results due to factors that may or may not be within our control.  Such factors include the following:

• fluctuating demand for our services, which may depend on a number of factors including;
• changes in economic conditions and our IAP advertisers’ profitability;
• varying IAP advertiser response rates to our direct marketing efforts;
• our ability to complete direct mailing solicitations on a timely basis each month;
• changes in our direct marketing efforts;
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

Item 1A.   RISK FACTORS - continued

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

We depend heavily upon our executive officers and key personnel.

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

The demand and market acceptance for our services may be subject to a high level of uncertainty.  Advertisers and users may not adopt or continue to use internet-based Yellow Pages services and other online services that we may offer in the future.  Advertisers may find internet-based Yellow Pages advertising to be less effective for meeting their business needs than traditional methods of Yellow Pages or other advertising and marketing.  Our business, prospects, financial condition or results of operations will be materially and adversely affected if potential advertisers do not adopt internet-based Yellow Pages as an important component of their advertising expenditures.

Our business is subject to a strict regulatory environment.

Existing laws and regulations and any future regulation may have a material adverse effect on our business.  For example, we believe that our direct marketing programs meet existing requirements of the United States Federal Trade Commission.  Any changes to FTC requirements or changes in our direct or other marketing practices, however, could result in our marketing practices failing to comply with FTC regulations and other government regulations.

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

RISKS RELATED TO THE INTERNET

We may not be able to adapt as the internet, internet-based Yellow Pages services, and IAP advertiser demands continue to evolve.

Our failure to respond in a timely manner to changing market conditions or client requirements could have a material adverse effect on our business, prospects, financial condition, and results of operations. The internet, e-commerce, and the internet yellow pages industry are characterized by:

●	rapid technological change;
●	changes in advertiser and user requirements and preferences;
●	frequent new product and service introductions embodying new technologies; and
●	the emergence of new industry standards and practices that could render our existing service offerings, technology, and hardware and software infrastructure obsolete.

In order to compete successfully in the future, we must

●	enhance our existing services and develop new services and technology that address the increasingly sophisticated and varied needs of our prospective or current IAP advertisers;
●	license, develop or acquire technologies useful in our business on a timely basis; and
●	respond to technological advances and emerging industry standards and practices on a cost-effective and timely basis.

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

Item 1A.   RISK FACTORS - continued

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

The trading price of our common stock has been volatile over the past few years and investors could experience losses in response to factors including the following, many of which are beyond our control:

●	decreased demand in the internet services sector;
●	variations in our operating results;
●	announcements of technological innovations or new services by us or our competitors;
●	changes in expectations of our future financial performance, including financial estimates by securities analysts and investors;
●	our failure to meet analysts’ expectations;
●	changes in operating and stock price performance of other technology companies similar to us;
●	conditions or trends in the technology industry;
●	additions or departures of key personnel; and
●	future sales of our common stock.

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

ITEM 1B.   UNRESOLVED STAFF COMMENTS

None.

ITEM 2.    PROPERTIES

Our primary administrative offices are located in San Francisco, California.  We also have offices in Korea and Chicago.  Unilava Corp. and its subsidiaries do not own any real property. The following information presents certain information about our leased properties:

	Approximate	Date Current	Average
Location	Square Feet	Lease Expires	Monthly Rent

Headquarters 353 Sacramento Street, Suite 1500 San Francisco, CA	5,049 sq. ft.	April 30, 2013	$39,172

Chicago Office 1850 Howard Street, Unit C Elk Grove Village, IL	5,437 sq. ft.	February 28, 2014	$3,709

Korea Office 6F Seoul Building 677 Yeoksam-Dong, Gangnam-Gu Seoul, Korea 135-080	2,703 sq. ft.	April 30, 2011	$1,591

ITEM 3.    LEGAL PROCEEDINGS

As of December 31, 2010, we had no material pending legal proceedings, except for the following.

Vermont Attorney General Investigation Against Local Area Yellow Pages (“LAYP”)

The Vermont Attorney General has an active investigation into the business practices of LAYP focusing on whether certain notices and a three day right to cancel were provided to customers.  The Vermont Attorney General has proposed to settle if, LAYP will agree to issue a full refund to all Vermont customers whose telephone bills were charged and a payment of $10,000 in civil penalties and injunctive relief.  The amount for the full refund to all Vermont customers is difficult to estimate.  The suit was filed in the Superior Court of Vermont.

Illinois Agricultural Association v. IBFA Acquisition Co. LLC (“IBFA”) and Telava Acquisitions, LLC

The Illinois Agricultural Association claims that IBFA and Telava Acquisitions, LLC has past due referral fees in the amount of approximately $95,000.  We have denied the allegations and are defending our position in arbitration.  The matter is in the discovery stage and a hearing has been set for June 2011. The suit was filed in the American Arbitration Association – Commercial Dispute Unit of Illinois.

Chen v. Unilava Corporation, et al.

In June 2010, Chris Chen, former Executive Vice President of Sales, filed a lawsuit against Unilava Corporation and Local Area Yellow Pages, Inc. (“LAYP”)  Mr. Chen seeks $49,613 in unpaid wages, $12,000 in statutory waiting time penalties and 4,300,000 shares of common stock or the fair market value of such common stock and attorneys’ fees.  In July 2010, Unilava and LAYP filed a cross-complaint seeking compensatory damages of no less than $3,000,000, punitive damages and attorneys’ fees.  The Court has ordered the parties to participate in mediation and they are in the process of selecting a mediator.  The suit was filed in the Superior Court of California for the County of San Francisco.

ITEM 4.    (REMOVED AND RESERVED)

PART II

ITEM 5.    MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND COMMON STOCK REPURCHASES

The Company's common stock was listed on the OTCBB and traded under the symbol IWIHF until November 2009. From November 2009 to present, our symbol is UNLA.OB. The following table sets forth the quarterly high and low sale prices per share of our common stock during the last two fiscal years.

	High	Low
Quarter Ended:
March 31, 2009 June 30, 2009 September 30, 2009(1) December 31, 2009(1)	$0.25 $0.25 $0.75 $0.65	$0.25 $0.25 $0.55 $0.14
Quarter Ended:
March 31, 2010(1) June 30, 2010(1) September 30, 2010(1) December 31, 2010(1)	$0.65 $0.55 $0.09 $0.06	$0.13 $0.07 $0.02 $0.01

(1)      Prices takes into account the one-for-50 reverse split which occurred on September 21, 2009.

Holders

We currently have 100,052,888 shares of our common stock issued and outstanding as of March 31, 2011, which are held of record and beneficially owned by 65 persons not including those shares held in “street name.”

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

Report of Offering of Securities and Use of Proceeds Therefrom

Not Applicable.

 Company repurchases of common stock during the year ended December 31, 2010

There were no Company repurchases of common stock during the year ended December 31, 2010.

ITEM 5.    MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND COMMON STOCK REPURCHASES - continued

Sales of Unregistered Securities during the year ended December 31, 2010

All sales of securities have been disclosed in previously filed reports.

 Item 6.    SELECTED FINANCIAL DATA

Not applicable.

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

Unilava Corporation, a Wyoming corporation, was formerly known as IWI Holding Limited (“IWI”), and was engaged in the international jewelry business through a US subsidiary.  IWI went public via an initial public offering in 1994, and disposed of the subsidiary on December 31, 2007. On September 21, 2009, IWI entered into an Agreement pursuant to which IWI acquired all of the outstanding shares of Telava Networks, Inc., a Nevada corporation (“Telava”), in exchange for 55 million shares of stock. In addition, certain preferred stock of IWI which had been issued in 1994 totaling 3,644,880 shares was converted into 45 million shares of common stock.  In connection with the closing of the acquisition, the Telava management was appointed as the members of IWI management, the name of IWI was changed to Unilava, Corporation (“Unilava”) and the corporation was reincorporated from the British Virgin Islands to Wyoming via Articles of Continuation.

Unilava, with its operations primarily conducted by its subsidiaries, provides a variety of communications services, products, and equipment that address the needs of small to enterprise businesses and consumers under the Unilava corporate brand which includes our retail brands consisting of Telava TM , Countryconnect TM , Telava TM Mobile, Local Area Yellow Pages, Telava Wireless, Counia, and Nationwide Roadside Assistance. We are licensed to provide long distance services in 41 States and local phone services in 11 States. Through our carrier-grade microwave wireless broadband infrastructure and broadband internet access partners, we offer mobile and high-definition IP-hosted voice services to residential, small and medium enterprises. We deliver small business a comprehensive and integrated suite of fee-based online and mobile advertising and web services. Headquartered in San Francisco, we have regional offices in Chicago, Seoul, Hong Kong, and Beijing.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires us to make judgments, assumptions and estimates that affect the amounts reported.  Note3 of Notes to Financial Statements describes the significant accounting policies used in the preparation of the financial statements.  Certain of these significant accounting policies are considered to be critical accounting policies, as defined below.

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

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

In preparing our financial statements to conform to accounting principles generally accepted in the United States, we make estimates and assumptions that affect the amounts reported in our financial statements and accompanying notes.  These estimates include useful lives for fixed assets for depreciation calculations, assumptions for the analysis of impairment on long lived assets and goodwill and assumptions for valuing options and warrants.  Actual results could differ from these estimates.

Revenue Recognition

In general, revenue for our services is recognized when all of the following criteria are satisfied: (i) persuasive evidence of an arrangement exists; (ii) the price is fixed or determinable; (iii) collectability is reasonably assured; and (iv) services have been performed.

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

Customer refunds:  The Company’s customer refund policy allows the customer to request a refund if they are not satisfied with the service within the first 30 days of the subscription.  The Company accrues for refunds based on historical experience of refunds as a percentage of new billings in that 30-day period.  Customer refunds are based on historical operations and since the refunds have been insignificant the Company does not have a reserve against gross revenue.

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

Revenue for billings to certain customers billed directly by the Company and not through the LEC’s, is recognized based on estimated future collections.  The Company continuously reviews this estimate for reasonableness based on its collection experience.

Telava Wireless:  Leasing revenue for towers are recognized on a monthly basis based on the terms and conditions of the lease agreements.

LIP:  Printing revenue for coupon books are recognized as services are performed.

IBFA:  Wireless services and wireline voice and data communication services. Revenue is recognized at the time of delivery of the products or services, and the collectibility is reasonably assured. The Group assesses its revenue arrangements against specific criteria in order to determine if it is acting as principal or agent.

Service revenue includes the value of all telecommunications services provided, net of free usage allocations and discounts. Revenue is recognized when earned, and are net of the share of other foreign and local carriers and content providers, if any, under existing correspondence and interconnection and settlement agreements.

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Revenue is stated at amounts billed or invoiced and accrued to subscribers or other carriers and content providers, taking into consideration the bill cycle cut-off (for postpaid subscribers), and charges against preloaded airtime value (for prepaid subscribers), and excludes value-added tax (VAT) and overseas communication tax.

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

Foreign Currency Translation

The financial statements of our Korean subsidiary are measured using the Korean Won as the functional currency.  Assets, liabilities and equity accounts of the company are translated at exchange rates as of the balance sheet date or historical acquisition date, depending on the nature of the account.  Revenues and expenses are translated at average rates of exchange in effect during the period.  The resulting cumulative translation adjustments have been recorded as a separate component of stockholders' equity (deficit).  The financial statements are presented in United States of America dollars.

Results of Operations for the Fiscal Years Ended December 31, 2010 and 2009

Our revenue for the year ended December 31, 2010 was $5,306,454, a $2,039,854 or 28% decrease compared to the revenue of $7,346,308 for the year ended December 31, 2009.  The decrease in revenue was primarily derived from a decline in marketing effort in the online advertising solutions revenue.

Our receivables for the year ended December 31, 2010 was $510,531, a 64% decrease compared to the receivables of $1,425,422 for the year ended December 31, 2009.  A decrease was due to a change in billing policies and restrictions adopted by the third party billing aggregators and imposed by certain LECs pertaining to our operations in the advertising solutions business combined with the decrease in revenue.

Our payables and notes payable and notes payable – related party for the year ended December 31, 2010 were $2,099,995 and $1,231,301, a 5% increase and 16% increase compared to payables and notes payable and notes payable – related party of $1,996,250 and $1,014,325 for the year ended December 31, 2009.  A significant part of the increase in notes payable was due to additional capital needed to pay off some liabilities after assumption of liabilities for the IBFA acquisition and to sustain operations.

Our line of credit for the year ended December 31, 2010 was $1,892,500, a 3% decrease compared the balance as of December 31, 2009.  The decrease was due to repayments of the line of credit during the year.  As of the date of this filing, the line of credit is in default and we are renegotiating the terms with the lender.

Change in operating assets and liabilities were mostly due to change in accounts receivable of $914,891 for year ended December 31, 2010, a 64% decrease due to change in note payables.

The cost of sales for the years ended December 31, 2010 and 2009 totaled $2,345,112 and $3,830,390, respectively.  The $1,485,278, or 39% decrease in 2010 was due to decrease in overall sales and lowering of costs incurred in sales.

Our gross profit decreased $554,576 or 16% to $2,961,342 for the year ended December 31, 2010 from $3,515,918 for the year ended December 31, 2009.  The gross margin increased from 47.9% to 56.4% as a result of steady retention ratio of IBFA customer base related to the acquisition of IBFA.

Operating expenses decreased $1,368,659 or 27% to $3,748,991 for the year ended December 31, 2010 from $5,117,650 for the year ended December 31, 2009.  The decrease was due to decreases in headcount and better control of the expenses associated with market expansion and sales growth in other businesses and expenses related to the acquisition of IBFA.

Other expense for the years ended December 31, 2010 and 2009 were $258,548 and $305,413, respectively.  The $46,865 decrease in other expense was due primarily to increase in interest expenses and more revenue generated from brokerage of tower assets.

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Net loss for the year ended December 31, 2010 and 2009 was $1,002,743 and $1,813,173, respectively.  The $810,430 or 45% decrease in our net loss was primarily the result of decreased costs related to our expansion into other markets and lowering costs associated with the operation of IBFA.

Segment Results

Our wireless revenue was $68,067 in 2010 and $50,215 in 2009.  The increase was due to increase in customer base in wireless products such as prepaid phone and enhanced broadband businesses.  The wireless operation contributed less than 11% of the overall operating revenue of the company.

Our wireline revenue was $2,794,649 in 2010 and $3,202,147 in 2009.  The significant decrease was due to decrease in internet service revenue.  The wireline operation contributed to more than 53% of the overall revenue of the company.

Our advertising solutions revenue was $2,433,783 in 2010 and $4,093,946 in 2009.  The decrease was due to decrease in marketing efforts in certain markets and regions due to LEC restrictions.  However, our operating profit was at 66% compared to 58% in 2009.  The increase in operating profit margin was due to steady retention of customer base in the advertising solutions business.  The operating expense was $2,612,887 which was lower than that of 2009 due to more control in costs associated with operations.

Expansion of the wireless business will require a significant amount of capital. We estimate the capital need to be approximately $10 million, to be used primarily for building infrastructure and integrating infrastructure with our existing wireless assets. We have no agreement or understanding with any person to supply the required cash, but we anticipate that we will be able to raise all or part of our capital needs by the sale of securities. If we are unable to raise the amount of $10 million, our expansion will be accordingly delayed. Our market area is the smaller metropolitan area (less than 100,000 population) which is currently underserved by current broadband solutions.  We intend to raise funds from government grants and initiatives or private sources to deploy our networks and technology. In the event that sufficient capital is not raised, we may seek additional funding from some private investors to help fund the expansion of operations by means of convertible loans.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Inflation

Although our operations are influenced by general economic conditions, we do not believe inflation had a material effect on the results of operations during the year ended December 31, 2010.   However, there can be no assurance our business will not be affected by inflation in the future.

Item 8.    FINANCIAL STATEMENTS

The information required by this Item is submitted as a separate section of this Form 10-K. See CONSOLIDATED AUDITED FINANCIAL STATEMENTS AND NOTES.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a] 15(e) and 15d] 15(e) under the Securities Exchange Act of 1934 (the Exchange Act)). Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on our assessment, we determined that, as of December 31, 2010, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, because of the material weaknesses in our internal control over financial reporting described below, our disclosure controls and procedures were not effective to satisfy the objectives for which they are intended.

Notwithstanding management’s assessment that our internal control over financial reporting was ineffective as of December 31, 2010 due to the material weakness described below under Management’s Report on Internal Control Over Financial Reporting, we believe that the consolidated financial statements included in this Annual Report on Form 10-K correctly present our financial condition, results of operations and cash flows for the fiscal years covered thereby in all material respects.

Internal Control over Financial Reporting

(a) Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13(a)-15(f) under the Securities Exchange Act. The Company’s internal control over financial reporting is a process that is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States and includes those policies and procedures that:

(1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

(2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States and that our receipts and expenditures are being made only in accordance with the authorization of our management and directors; and

(3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as based on framework established in Internal Control Integrated Framework issued by the committee of Sponsoring Organizations of the Treadway Commission (COSO) as of December 31, 2010. Based on such evaluation, our management, including the CEO and CFO, has concluded that the Company’s internal control over financial reporting as of December 31, 2010 is ineffective.

This assessment identified the following material weaknesses in the company’s internal control over financial reporting:

-	Management override
-	Insufficient quarterly and annual financial closing procedures
-	Insufficient cutoff for recording revenue
-	Insufficient cutoff for recording payables

Item 9A.  CONTROLS AND PROCEDURES - continued

It is Management’s opinion that the above weaknesses exist due to the small size of operating staff and the current phase of operations. In an effort to remediate the identified material weakness and enhance our internal controls, we have initiated, or plan to initiate, the following measure:

We plan to increase our personnel resources and technical accounting expertise within the accounting function when funds are available to us. We will create a senior position to focus on financial reporting and standardizing and documenting our accounting procedures with the goal of increasing the effectiveness of the internal controls in preventing and detecting misstatements of accounting information. We anticipate the costs of implementing these remediation initiatives will be approximately $50,000 to $100,000 a year in increased salaries and $50,000 to $100,000 a year in increased legal and accounting expenses.  We anticipate that these initiatives will be at least partially, if not fully, implemented by December 31, 2011.  Additionally, we plan to test our updated controls and remediate our deficiencies by December 31, 2011.

(b) Attestation Report of the Registered Public Accounting Firm

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

Changes in Internal Controls

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the year ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  OTHER INFORMATION

Not Applicable.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The members of the Board of Directors of Unilava, Inc. serve until the next annual meeting of stockholders, or until their successors have been elected.  The officers serve at the pleasure of the Board of Directors.  The following sets forth information about our directors and executive officers:
The address of each, unless otherwise noted, is 353 Sacramento Street, Suite 1500, San Francisco California.

			Number of Shares	Percentage of
Name	Office	Age	Owned (1)	Shares Owned (1)

Baldwin Yung	PRESIDENT/CEO/	39	5,500,000	5.50%
	CFO/DIRECTOR

Boaz Yung	Executive Vice President	31	1,375,000	1.30%

Dicken Yung	Director	74	2,475,000	2.40%

Michael Corrigan	Director	61	--	--

Ruth Brown	Director	64	--	--

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE - continued

			Number of Shares	Percentage of
Name	Office	Age	Owned (1)	Shares Owned (1)

Rodger Spainhower	Director	66	--	--

Colin Tilley	Director	60	--	--

Dr. Brian Peacock	Director	74	--	---

Carlington HK
Limited (2)	N/A	N/A	38,500,000	38.50%

All executive officers and directors as a
group (8 persons)			13,750,000	13.80%
(1)Except as otherwise noted, shares are owned beneficially and of record, and such record stockholder has sole voting, investment, and dispositive power.

(2)Mr. Lam Kam Hung is the control person of Carlington Hong Kong Limited, an investment group which directly owns these shares.

Baldwin Yung – President and Chief Executive Officer and Chief Financial Officer

Baldwin Yung, age 39, has been President, CEO and CFO of Unilava since inception and is a member of the Board’s Audit and Corporate Governance Committees.  Mr. Yung is an experienced venture capitalist and finance executive who has raised funds in both debt and equity for publicly and privately-held companies.  He is also a successful entrepreneur, having co-founded a publicly-traded interactive multimedia and data management company- DigiLava, Inc.  Earlier in his career, Mr. Yung worked for global public accounting firms, such as Price Waterhouse Coopers, L.L.P., PKF International (previously known as Pannell, Kerr & Forster) and Worldwide CPAs, specializing in external audits and financial advisory services.  He has provided management consulting services to small to medium-sized start-ups and early-stage companies in various sectors including technology and telecommunications. Mr. Yung was Chief Executive of Telava Networks, Inc., A California Corporation between the period August 2007 to March 2009.

Mr. Yung has a Bachelor of Arts degree in Accounting from University of Oregon. He is a member and was appointed as the Honorary Chairman of the Business Advisory Council of the State of California and was awarded 2005 Businessman of the Year.

Boaz Yung – Executive Vice President of Business Development & Technology

With extensive experience in emerging business and technology, Boaz Yung, age 31, has served as Executive Vice President of Unilava since 2003, overseeing new market development, long-term strategic direction and the overall vision of the Company.  As a co-founder, Mr. Yung spearheaded Unilava’s Telava divisions to a global corporation.

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

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE - continued

Colin Tilley – Director

Colin Tilley, age 60, has been a Board Member of Unilava for four years and is a member of the Board’s Audit and Corporate Governance Committees.  He has over 30 years of general management experience.  Having started his career in municipal government in London, where he rose to the position of Deputy Director, he went to work for international management consultants Pannell Kerr Forster Associates as a senior management consultant for five years.  He left to establish the first of three companies he has successfully cofounded.  The first, Whiteley International, was a management consultancy, of which he was a partner for some 12 years, which specialized in strategy development, business planning, organizational reviews and business monitoring and evaluation.  During this time, he also co-founded Creating Excellence, a multi-faceted management and marketing company, with UK clients such as Nike, Reuters, the BBC, Comic Relief, Sport England, UK Sport and the British Heart Foundation.  He has been involved in all aspects of the business, especially strategic direction, business planning and development and client development.  He remains as a director of that organization in a mainly non-executive capacity.  More recently, he formed Tilley and Associates, to offer consultancy and interim management services.

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

With his substantial experience in international corporate consulting, Mr. Tilley brings to the Board  a broad knowledge base in corporate governance, strategic development and business planning.

Brian Peacock - Director

Dr. Brian Peacock, age 74, is a member of the Board’s Remuneration/Compensation Committee. Dr. Brian Peacock has a background in ergonomics and industrial engineering which have provided a foundation for a long career in industry and academia, which included eighteen years in academia, fifteen years with General Motors' vehicle design and manufacturing organizations, and four years as discipline coordinating scientist for the National Space Biomedical Institute / NASA. He is a licensed professional engineer, a licensed private pilot, a certified professional ergonomist and a fellow of both the Ergonomics and Human Factors Society (UK) and the Human Factors and Ergonomics Society (USA). Dr. Peacock has authored over 300 journal articles, reports, book chapters and presentations, including books on Statistical Distributions, Automotive Ergonomics and Ergonomics in Design.

Dr. Brian Peacock recently retired as a professor in the Department of Safety Science at Embry Riddle Aeronautical University, where he taught classes in system safety and applied ergonomics. He is currently a consultant in ergonomics and systems engineering and teaches classes at two Singapore universities.

Dr. Peacock’s  distinguished tenure in academia and his long-term career at a Fortune 500 company allow Dr. Peacock to provide a distinctive perspective to the Board, especially on matters relating to business planning, technological product development, and corporate structure.

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

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE - continued

Dr. Yung earned his Ph.D. from the University of Nottingham, an M.A. from the University of Leeds, both in the United Kingdom, and other postgraduate qualifications and Senior Fellowships from the University of Otago, New Zealand, University of Hong Kong, and professional institutes in the UK and the US.  Dr. Yung is the father of Baldwin Yung and Boaz Yung.

Dr. Yung’s extensive international experience in both the public and private sectors benefits the Board substantially, particularly in matters relating to corporate governance, business development and strategic planning.

Michael Corrigan – Director

            Mr. Michael Corrigan, age 61, has been a Director since inception of the company and serves on the Board’s Audit and Corporate Governance Committees. He is a member of The State Bar of California and has his own law practice in Southern California. Mr. Corrigan’s practice focuses on general and SEC representation of emerging high technology and other operating companies. He has been counsel to private and public companies in a broad range of industries, including computer hardware and software, telecommunications, multimedia, action sports, restaurant, entertainment and sporting goods manufacturing. He has assisted these companies with their corporate and partnership organization, private and public financing of debt and equity, mergers and acquisitions, joint ventures, technology licensing, real estate syndication and related commercial arrangements. He has advised owners of these companies on retirement planning and estate planning matters. In addition, Mr. Corrigan has represented several regional investment banking, advisory and management firms in securities and underwriting transactions, as well as compliance matters.

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

Mr. Corrigan’s substantial experience in corporate legal advisory provides guidance and perspective to the Board especially on subject matters relating to mergers and acquisitions, corporate governance and securities law compliance.

Ruth Brown – Director

             Mrs. Ruth Brown, age 64, has been Director since inception of the company and is a member of the Board’s Remuneration/Compensation Committee. Mrs. Brown is an avid investor who has been involved in technology and real estate investments over the past 13 years. Mrs. Brown is a business entrepreneur with ownership in a commercial meat company in Southern California and a real estate and property management company in Hawaii.

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

Mr. Brown’s background in accounting and technology and real estate investments brings to the Board expertise on matters concerning corporate financial planning, strategic planning and corporate governance.

Rodger Spainhower - Corporate Secretary

Mr. Rodger Spainhower, age 66,   serves as Corporate Secretary and Director of Unilava Corporation. He founded Highland Business Services, Inc., a business consulting company, in 1984 and has since then been providing services to businesses in areas of management, administration, compliance, software development and data management. Prior to founding Highland, Mr. Spainhower served as President and CEO of Hyland Title Corporation, where he oversaw the company’s management, administration and coordination of all services to a major title insurance agency. Before Hyland Title, Mr. Spainhower built a broad base of operations experience serving as Vice President at Great Western National Bank and as Operations Officer & Auditor at Valley National Bank in the US. At both banks, Mr. Spainhower was in charge of managing the bank operation for various branch offices including cash control, personnel, accounting and customer services.

Mr. Spainhower studied at the American Institute of Banking with special emphasis on Banking and Business Administration.  Mr. Spainhower’s experience in the banking industry brings to the Board knowledge on matters relating to software development, data management and strategic planning.

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE - continued

There are no agreements or understandings for any of our executive officers or director to resign at the request of another person and no officer or director is acting on behalf of nor will any of them act at the direction of any other person.

Family Relationships

No family relationships exist among the directors and officers, except that Baldwin Yung and Boaz Yung are the sons of the Chairman, Dr. Dicken Yung.

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers has, during the past ten years:

•	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

•
had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

•
been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;

•
been found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

•
been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

•
been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Except as set forth in our discussion below in Item 13, “Certain Relationships and Related Transactions” none of our directors, director nominees or executive officers has been involved in any transactions with us or any of our directors, executive officers, affiliates or associates which are required to be disclosed pursuant to the rules and regulations of the SEC.

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE - continued

Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers, directors and beneficial owner of more than 10% of a registered class of our equity securities to file with the SEC statements of ownership and changes in ownership. The same persons are required to furnish us with copies of all Section 16(a) forms they file. We believe that, during fiscal 2010, all of our executive officers, directors and beneficial owner of more than 10% of a registered class of our equity securities complied with the applicable filing requirements.

In making these statements, we have relied upon examination of the copies of all Section 16(a) forms provided to us and the written representations of our executive officers, directors and beneficial owner of more than 10% of a registered class of our equity securities.

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

Audit Committee and Audit Committee Financial Expert

We do not have an audit committee or an audit committee financial expert serving on the audit committee. Our entire board of directors currently is responsible for the functions that would otherwise be handled by an audit committee. However, we intend to establish an audit committee of the board of directors in the near future. We envision that the audit committee will be primarily responsible for reviewing the services performed by our independent auditors, evaluating our accounting policies and our system of internal controls. Upon the establishment of an audit committee, the board will determine whether any of the directors qualify as an audit committee financial expert.

ITEM 11.   EXECUTIVE COMPENSATION

Summary Compensation Table — Fiscal Years Ended December 31, 2010, 2009 and 2008

The following table sets forth the cash compensation of Unilava's executive officers and directors during each of the last three fiscal years.  The remuneration described in the table does not include the cost of benefits which may be furnished to the named executive officers, including premiums for health insurance and other benefits provided to such individuals that are extended in connection with the conduct of our business.  The value of such benefits cannot be precisely determined, but the executive officers named below did not receive such other compensation in the years set forth below.

ANNUAL COMPENSATION				LONG TERM COMPENSATION
Name and			Other Annual		Award		Payouts		All
Principal Position
	Year	Salary	Bonus		Compensation			Other
				Restricted	Securities	LTIP	Compensation
				Stock	Underlying	Payouts ($)	Awards	Options	SARs(#)

Baldwin Yung	2010	$72,000	$0	0	0	0	0	0	0
President and CFO	2009	$86,000	$27,000	0	0	0	0	0	0
	2008	$80,000	$0	0	0	0	0	0	0

Summary of Employment Agreements and Material Terms

Option/SAR Grants in the year ended December 31, 2010 to Named Executive Officers

			Number of		% of Total
	Options/SARs	Employees in	Securities		Options/SARs
Name			Underlying	Granted to
	Granted (#)	Fiscal Year	Exercise or Base			Expiration

Baldwin Yung	0	0	-	-	-	-

ITEM 11.   EXECUTIVE COMPENSATION - continued

Aggregated Option/SAR Exercises and Fiscal Year End Option/SAR Values

Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options/SARs at Fiscal Year End Exercisable/ Unexercisable	Value of Unexercised In-the-Money Options/SARs at Fiscal Year End Exercisable/ Unexercisable

Baldwin Yung	-	--	--	--

Outstanding Equity Awards at Fiscal Year End

None.

Option Exercises and Stock Vested

No options to purchase our capital stock were exercised by any of our named executive officers, nor was any restricted stock held by such executive officers vested during the fiscal year ended December 31, 2010.

Pension Benefits

No named executive officers received or held pension benefits during the fiscal year ended December 31, 2010.

Nonqualified Deferred Compensation

No nonqualified deferred compensation was offered or issued to any named executive officer during the fiscal year ended December 31, 2010.

Potential Payments upon Termination or Change in Control

Our named executive officers are not entitled to severance payments upon the termination of their employment agreements or following a change in control.

Compensation of Directors

No member of our board of directors received any compensation for his or her services as a director during the year ended December 31, 2010.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table presents information regarding the beneficial ownership of all shares of our common stock as of the date of this report by:

•	Each person who owns beneficially more than five percent of the outstanding shares of our common stock;

•	Each director of the Company;

•	Each named executive officer of the Company; and

•	All directors and officers of the Company as a group.

The address of each, unless otherwise noted, is 353 Sacramento Street, Suite 1500, San Francisco California.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS - continued

			Number of Shares	Percentage of
Name	Office	Age	Owned (1)	Shares Owned (1)

Baldwin Yung	PRESIDENT/CEO/	39	5,500,000	5.50%
	CFO/DIRECTOR

Boaz Yung	Executive Vice President	31	1,375,000	1.30%

Dicken Yung	Director	74	2,475,000	2.40%

Michael Corrigan	Director	61	--	--

Ruth Brown	Director	64	--	--

Rodger Spainhower	Director	66	--	--

Colin Tilley	Director	60	--	--

Dr. Brian Peacock	Director	74	--	---

Carlington HK
Limited (2)	N/A	N/A	38,500,000	38.50%

All executive officers and directors as a
group (8 persons)			13,750,000	13.80%

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

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During 2009, Dicken Yung, Chairman, loaned the Company $150,000 and was repaid $6,000.  The amounts are due on demand and bear no interest.  During 2010, the Company repaid $18,000.  As of December 31, 2010, the balance owed was $126,000.

During 2009, Baldwin Yung, CEO, loaned the Company $10,000 and $57,946 as outstanding accounts payable which is still owed by the Company.  The amounts are due on demand and bear no interest.  As of December 31, 2010, the balance owed was $10,000 and $39,756.

During 2009, Boaz Yung, EVP, loaned the Company $2,928 as outstanding notes payable which is still owed by the Company.  The amounts are due on demand and bear no interest.  As of December 31, 2010, the balance owed was $1,125.

There were no other related party transactions in 2010 and 2009.

Director Independence

Mr. Corrigan serves on our board as an “independent director” as defined by the applicable rules of the SEC.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

Our principal accountants,   De Joya Griffith and Company LLC billed us $43,500 for audit and review fees during the fiscal years ended December 31, 2010 and $35,000 for fiscal year ended December 31, 2009.

Audit–related Fees

None.

Tax Fees

Our principal accountants,   De Joya Griffith and Company LLC billed us $3,500 for tax preparation fees during the fiscal years ended December 31, 2010 and $3,500 for fiscal year ended December 31, 2009.

All Other Fees

None.

Audit Committees pre-approval policies and procedures

The Registrant has an audit committee as disclosed above.  Its engagement of the above auditors was approved by the Board of Directors.  No services described in Item 9(e)(2) through 9(e)(4) of Schedule 14A were performed by our auditors.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Financial Statements and Schedules

The financial statements are set forth under Item 8 of this annual report on Form 10-K. Financial statement schedules have been omitted since they are either not required, not applicable, or the information is otherwise included.

Exhibit Index

The following exhibits are filed as part of this report or incorporated by reference:

Exhibit Number	Exhibit

2.1	Agreement and Plan of Reorganization between the Registrant and Telava Networks, Inc.**

3.1	Certificate of Incorporation*

3.2	Articles of Continuance*

3.3	Bylaws*

10.1	Employment Agreement dated July 31, 2003 between Unilava Corporation’s subsidiary and Baldwin Yung.

10.2	Form of Letter of Agency for Long Distance.

10.3	Form of Letter of Agency for Local Distance.

10.4	Joint Application for Approval of an Interconnection Agreement, dated March 12, 2010, by and between Southwestern Bell Telephone Company d/b/a AT&T Texas and IBFA Acquisition Company, LLC.

10.5	Master Service Agreement dated March 18, 2008 by and between Level 3 Communications, LLC and Telava Networks, Inc.

21	List of Subsidiaries.

31.1	Certification of the Chief Executive pursuant to Rule 13a-14 of the Securities and Exchange Act of 1934 as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2003.

31.2
Certification of the Financial Officer pursuant to Rule 13a-14 of the Securities and Exchange Act of 1934 as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2003. Filed herewith.

32. 1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2003.
*Incorporated by reference to such exhibit as filed with the Current Report on Form 8-K dated November 17, 2009.
 **Incorporated by reference to such exhibit as filed with the Report on Form 6-K dated September 30, 2009.

SIGNATURES

                Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 11, 2011.

UNILAVA CORPORATION.

By:/s/ Baldwin Yung
Baldwin Yung
President, Chief Executive Officer and Chief Financial Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on April 11, 2011.

By:/s/ Baldwin Yung
Baldwin Yung
President and Chief Financial Officer, & Director

By :/s/ Ruth Brown
Ruth Brown
Director

By :/s/ Dicken Yung
Dicken Yung
Director

By :/s/ Rodger Spainhower
Rodger Spainhower
Director

UNILAVA, INC.

REPORT ON AUDIT OF CONSOLIDATED AUDITED FINANCIAL STATEMENTS AND NOTES

YEARS ENDED DECEMBER 31, 2010 AND 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Unilava Corporation and its subsidiaries

We have audited the accompanying consolidated balance sheets of Unilava Corporation and its subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity (deficit), and cash flows for the years then ended. Unilava Corporation and its subsidiaries’ management are responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Unilava Corporation and its subsidiaries as of December 31, 2010 and 2009, and the results of its operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered losses from operations, which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ De Joya Griffith & Company, LLC
Henderson, Nevada

March 30, 2011

Unilava Corporation
Consolidated Balance Sheets
	December 31,	December 31,
	2010	2009
ASSETS
CURRENT ASSETS
Cash	$89,822	$83,573
Certificates of deposit- current	28,363	-
Accounts receivable, net	510,531	1,425,422
Other current assets	44,344	9,809

Total current assets	673,060	1,518,804

Fixed assets, net	1,846,459	2,006,561
Certificates of deposit	50,000	71,866
Goodwill	1,835,873	1,835,873
Other Assets	98,979	121,543

TOTAL ASSETS	$4,504,371	$5,554,647

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Bank overdrafts	$-	$168,312
Accounts payable and accrued expenses	2,099,995	1,996,250
Deferred rent - current	42,038	30,573
Line of credit	1,892,500	1,948,820
Notes payable	1,094,176	859,200
Notes payable - related party	137,125	155,125

TOTAL CURRENT LIABILITIES	5,265,834	5,158,280

Deferred rent - non current	85,535	114,650
TOTAL LIABILITIES	5,351,369	5,272,930

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, no par value 5,000,000 shares authorized; issued and outstanding 0 and 0 outstanding at December 31, 2010 and 2009, respectively.	-	-

Common stock, no par value 120,000,000 shares authorized; issued but not outstanding 100,052,888 and 100,052,888 at December 31, 2010 and 2009, respectively; issued and outstanding 100,051,107 and 100,051,107 at December 31, 2010 and 2009, respectively.	1,519,074	1,519,074
Common stock payable	-	135,783
Treasury stock, 1,781 and 1,781 shares at December 31, 2010 and 2009, respectively	-	--
Accumulated deficit	(2,384,472)	(1,381,729)
Accumulated other comprehensive loss
(Foreign translation adjustment)	(63,694)	(116,959)
STOCKHOLDERS' EQUITY (DEFICIT) OF UNILAVA	(929,092)	156,169
Non-controlling interest	82,094	125,548

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(846,998)	281,717
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$4,504,371	$5,554,647

SEE ACCOMPANYING NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS.

Unilava Corporation
Consolidated Statements of Operations and Comprehensive Loss

	For the Years Ended
	December 31,
	2010	2009
Revenue	$5,306,454	$7,346,308
Cost of revenue	2,345,112	3,830,390
Gross profit	2,961,342	3,515,918

Costs and expenses
Salaries and payroll taxes	1,728,005	2,528,412
Selling, general & administrative	1,852,871	2,385,525
Depreciation and amortization	168,115	203,713
Total costs and expenses	3,748,991	5,117,650

Loss from operations	(787,649)	(1,601,732)

Other income (expense)
Interest income	541	856
Other income	174,441	64,185
Interest expense	(432,597)	(370,454)
Other expense	(933)	-
Total other income (expense)	(258,548)	(305,413)
Loss before non-controlling interest	(1,046,197)	(1,907,145)
Net loss allocable to non-controlling interest	43,454	93,972
Net loss	$(1,002,743)	$(1,813,173)

Comprehensive loss:
Foreign currency translation adjustment	53,265	(116,212)
Total comprehensive loss	$(949,478)	$(1,929,385)

Net loss per common share:
Basic	$(0.01)	$(0.03)
Weighted average common shares outstanding:
Basic	100,051,107	55,000,000

SEE ACCOMPANYING NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS.

Unilava Corporation
(formerly IWI Holding Limited)
Consolidated Statement of Stockholder's Equity (Deficit)
For the Years Ended December 31, 2010 and 2009
	Stockholders’ Equity (Deficit) of Unilava Corporation
									Accumulated
	Preferred Stock		Common Stock			Treasury Stock			Other		Total
	Number of		Number of			Number of		Accumulated	Comprehensive	Minority	Stockholders'
	Shares	Amount	Shares	Amount	Payable	Shares	Amount	Deficit	Income (loss)	Interest	Equity (Deficit)
BALANCES December 31, 2008	-	$-	55,000,000	$1,519,074	$116,385	-	$-	$431,444	$(62,567)	$219,520	$2,223,856

Shares issued for reverse merger	3,644,880	-	52,888	-	-	(1,781)	-	-	-	-	-
Shares to be issued for services	-	-	-	-	19,398	-	-	-	-	-	19,398
Preferred stock converted to common	(3,644,880)	-	45,000,000	-	-	-	-	-	-	-	-
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	(54,392)	-	(54,392)
Net loss	-	-	-	-	-	-	-	(1,813,173)	-	(93,972)	(1,907,145)
BALANCES December 31, 2009	-	-	100,052,888	1,519,074	135,783	(1,781)	-	(1,381,729)	(116,959)	125,548	281,717

Reclassification to accounts payable	-	-	-	-	(135,783)	-	-	-	-	-	(135,783)
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	53,265	-	53,265
Net loss	-	-	-	-	-	-	-	(1,002,743)	-	(43,454)	(1,046,197)
BALANCES December 31, 2010	-	$-	100,052,888	$1,519,074	$-	(1,781)	$-	$(2,384,472)	$(63,694)	$82,094	$(846,998)

SEE ACCOMPANYING NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS.

Unilava Corporation
Consolidated Statements of Cash Flows
	For the Years Ended
	December 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,002,743)	$(1,813,173)
Adjustments to reconcile net loss
to net cash used by operating activities:
Depreciation and amortization	168,115	203,713
Stock based services	-	19,398
Change in deferred rent	12,923	114,650
Net loss allocated to non-controlling interest	(43,454)	(93,972)
CHANGES IN OPERATING ASSETS AND LIABILITIES:
Accounts receivable	914,891	349,629
Other current assets	(34,535)	-
Other assets	22,564	19,402
Accounts payable and accrued expenses	(62,611)	205,645

CASH USED BY OPERATING ACTIVITIES	(24,850)	(994,708)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net liabilities assumed related to the acquisition of IBFA (net of $114,876 in cash and $651,600 in intangible assets acquired)	-	484,427
Investment in subsidiary	-	(367,992)
Purchase of certificates of deposit	(6,497)	(71,866)
Acquisition of furniture and equipment	(5,923)	(9,777)
Proceeds for notes receivable	-	(8,700)
Cash acquired in purchase of IBFA Acquisitions	-	114,876

CASH PROVIDED BY (USED IN) FOR INVESTING ACTIVITIES	(12,420)	140,968

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank overdraft	(168,312)	168,312
Proceeds from notes payable	234,976	487,810
Repayment of notes payable	-	(27,481)
Proceeds from line of credit	18,680	-
Repayment of line of credit	(75,000)	-
Proceeds from related party notes payable	-	160,000
Repayment of related party notes payable	(18,000)	(10,500)

CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(7,656)	778,141

EFFECT OF EXCHANGE RATE CHANGES ON CASH	51,175	(116,212)
NET INCREASE (DECREASE) IN CASH	6,249	(191,811)
CASH, beginning of period	83,573	275,384
CASH, end of period	$89,822	$83,573

Interest paid	$355,003	$279,854
Taxes paid	$-	$-

SEE ACCOMPANYING NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS.

UNILAVA CORPORATION AND SUBSIDIARIES
NOTES TOAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 and 2009

Note 1 - Organization

Unilava Corporation, a Wyoming corporation, was formerly known as IWI Holding Limited (“IWI”), and was engaged in the international jewelry business through a US subsidiary.  IWI went public via an initial public offering in 1994, and disposed of the subsidiary on December 31, 2007. On September 21, 2009, IWI entered into an Agreement pursuant to which IWI acquired all of the outstanding shares of Telava Networks, Inc., a Nevada corporation (“TelavaNV”), in exchange for 55 million shares of common stock. In addition, preferred stock of IWI which had been issued in 1994 totaling 3,644,880 shares were converted into 45 million shares of common stock.  In connection with the closing of the acquisition, the TelavaNV management was appointed as the members of IWI management, the name of IWI was changed to Unilava, Corporation (“Unilava or the “Company””) and the corporation was reincorporated from the British Virgin Islands to Wyoming via Articles of Continuation.

The Company consists of several subsidiaries which make up the consolidated financial statements.  The parent company is Unilava Corporation which is a holding company for the operating subsidiaries.  Local Area Yellow Pages has significant operating revenue.  Telava Wireless has significant assets.  Local Info Pages has overseas operations in Korea.  Telava Acquisitions is insignificant to the Company financial position and operating results.  Telava Mobile has minimal assets and operations.  IBFA has significant assets, liabilities and revenue.

TelavaNV, a privately owned company, was incorporated in Nevada on July 23, 2003 as Local Area Yellow Pages to provide advertising and directory listings for small and medium sized businesses on its internet website in a “Yellow Pages” format.  The Company provides those services to its subscribers for a monthly fee.  These services are provided primarily to small and medium sized businesses throughout the United States.  On July 10, 2007, Local Area Yellow Pages amended its Articles of Incorporation to change the name of the corporation to Telava Networks, Inc. (“TelavaNV”) for the purpose of launching its network to provide the next generation fixed and mobile WiMAX broad band solutions to small and medium businesses, public safety organizations, and others in various markets through its network.  TelavaNV continues its Yellow Pages operations while, at the same time, expanding its WiMAX network.  Through September 30, 2010, nearly 46% of the Company’s revenues have been generated by its Yellow Pages business.

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

On November 12, 2008, TelavaNV formed Telava Mobile, Inc. (“TM”) as a 80% majority-owned subsidiary for the purpose of entering the mobile services businesses offering prepaid mobile calling cards and unlimited mobile services throughout the United States of America.

UNILAVA CORPORATION AND SUBSIDIARIES
NOTES TOAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 and 2009

Note 2 – Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplate continuation of the Company as a going concern.  The Company has recently sustained operating losses and has an accumulated deficit of $2,384,472 at December 31, 2010.  In addition, the Company has negative working capital of $4,592,774 at December 31, 2010.

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

Fair Value of Financial Instruments

Accounting Standards Codification (“ASC”) 820, Fair Value Measurements and Disclosures, requires disclosing fair value to the extent practicable for financial instruments that are recognized or unrecognized in the balance sheet. Fair value of financial instruments is the amount at which the instruments could be exchanged in a current transaction between willing parties. The Company considers the carrying amounts of cash, certificates of deposit, accounts receivable, accounts payable, notes payable, related party and other payables, customer deposits, and short term loans approximate their fair values because of the short period of time between the origination of such instruments and their expected realization. The Company considers the carrying amount of long term bank loans to approximate their fair values based on the interest rates of the instruments and the current market rate of interest.

Level 1 The preferred inputs to valuation efforts are “quoted prices in active markets for identical assets or liabilities,” with the caveat that the reporting entity must have access to that market.  Information at this level is based on direct observations of transactions involving the same assets and liabilities, not assumptions, and thus offers superior reliability. However, relatively few items, especially physical assets, actually trade in active markets.

Level 2 FASB acknowledged that active markets for identical assets and liabilities are relatively uncommon and, even when they do exist, they may be too thin to provide reliable information. To deal with this shortage of direct data, the board provided a second level of inputs that can be applied in three situations.

Level 3 If inputs from levels 1 and 2 are not available, FASB acknowledges that fair value measures of many assets and liabilities are less precise. The board describes Level 3 inputs as “unobservable,” and limits their use by saying they “shall be used to measure fair value to the extent that observable inputs are not available.” This category allows “for situations in which there is little, if any, market activity for the asset or liability at the measurement date”. Earlier in the standard, FASB explains that “observable inputs” are gathered from sources other than the reporting company and that they are expected to reflect assumptions made by market participants.

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

UNILAVA CORPORATION AND SUBSIDIARIES
NOTES TOAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 and 2009

Note 3 - Summary of Significant Accounting Policies (Continued)

Cash and Cash Equivalents

This includes all short-term highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less.  The Company has a restricted cash balance of $78,363 and $71,866 on December 31, 2010 and 2009, respectively, which is comprised of Certificates of Deposit.   The restricted cash is held in certificates of deposit at various banking institutions.  The Company is expected to maintain the amounts in the certificates of deposit per agreements with certain vendors.

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

Goodwill consisted of $1,835,873 as of December 31, 2010 and 2009 as a result of the IBFA purchase as disclosed in the Company’s December 31, 2009 Form 10-K.

UNILAVA CORPORATION AND SUBSIDIARIES
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 and 2009

Note 3 - Summary of Significant Accounting Policies (Continued)

Accounting for Share-Based Compensation

The Company accounts for Stock based compensation for employees using the Stock Based Compensation Topic of the FASB ASC. We use the fair value method for equity instruments granted to employees and will use the Black Scholes model for measuring the fair value of options, if issued. The stock based fair value compensation is determined as of the date of the grant or the date at which the performance of the services is completed (measurement date) and is recognized over the vesting periods.

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

Customer refunds:   The Company’s customer refund policy allows the customer to request a refund if they are not satisfied with the service within the first 30 days of the subscription.  The Company accrues for refunds based on historical experience of refunds as a percentage of new billings in that 30-day period.  Customer refunds historically have been insignificant and therefore there is no reserve against gross revenue.

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

IBFA:  Wireless services and wireline voice and data communication services. Revenue is recognized at the time of delivery of the products or services, and the collectibility is reasonably assured. The Group assesses its revenue arrangements against specific criteria in order to determine if it is acting as principal or agent.

Service revenue includes the value of all telecommunications services provided, net of free usage allocations and discounts. Revenue is recognized when earned, and are net of the share of other foreign and local carriers and content providers, if any, under existing correspondence and interconnection and settlement agreements.

Revenue is stated at amounts billed or invoiced and accrued to subscribers or other carriers and content providers, taking into consideration the bill cycle cut-off (for postpaid subscribers), and charges against preloaded airtime value (for prepaid subscribers), and excludes value-added tax (VAT) and overseas communication tax.

UNILAVA CORPORATION AND SUBSIDIARIES
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 and 2009

Note 3 - Summary of Significant Accounting Policies (Continued)

Advertising Costs

The Company incurs advertising costs that are not considered direct response advertising and are expensed when incurred.  For the years ended December 31, 2010 and 2009, the Company incurred approximately $16,087 and $5,274 in marketing and advertising expense.

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

Earnings Per Common Share

The Company reports both basic and diluted earnings per share.  Basic earnings per share are calculated using the weighted average number of common shares outstanding in the period.  Diluted earnings per share includes potentially dilutive securities such as outstanding options and warrants using the “treasury stock” method and convertible securities using the “if-converted” method. Potentially dilutive common shares consist of employee stock options, warrants, and other convertible securities, and are excluded from the diluted earnings per share computation in periods where the Company has incurred net loss.

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

UNILAVA CORPORATION AND SUBSIDIARIES
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 and 2009

Note 3 - Summary of Significant Accounting Policies (Continued)

Recent Accounting Pronouncements

The Company has evaluated the recent accounting pronouncements through ASU 2011-01 and believes that none of them will have a material effect on the Company’s financial statements, except for the following.

In December 2010, the FASB issued ASU 2010-28 - “Intangibles – Goodwill and Other—When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts”, ASU 2010-28 is effective for fiscal years and interim periods within those years, beginning on or after December 15, 2010.  Early adoption is not permitted. We are currently evaluating the impact of ASU 2010-28 on our financial position, results of operations or cash flows of the Company.

Concentrations of Credit Risk

The Company has maintained balances in excess of federally insured limits from time to time during the fiscal year.  Management periodically reviews the adequacy and strength of the financial institutions and deems this to be an acceptable risk.

For the years ended December 31, 2010 and 2009, approximately 4% and 5% of the Company's net sales were made to customers outside the United States.

Reclassifications

Certain reclassifications have been made to the prior years’ financial statements to conform to the current year presentation.  These reclassifications had no effect on previously reported results of operations or retained earnings.  The Company reclassified the certificates of deposit into current and non-current assets and detailed out the notes payable – related party and line of credit from the notes payable.

Note 4 – Accounts Receivable

The Company provides billing information to a third party billing company for the majority of its monthly billings.  Billings submitted are “filtered” by this billing company and the LEC’s. Net accepted billings are recognized as revenue and accounts receivable.  The billing company remits payments to the Company on the basis of cash ultimately received from the LEC’s by the billing company.  The billing company and LEC’s charge fees for services, which are netted against the gross accounts receivable balance. The billing companies also apply holdbacks to the remittance for potentially uncollectible accounts.  These dilution amounts will vary due to numerous factors and the Company may not be certain as to the actual amounts of dilution on any specific billing submittal until several months after that submittal.  The Company estimates the amount of these charges and holdbacks based on historical experience and subsequent information received from the billing companies.  The Company also estimates uncollectible account balances and provides an allowance for such estimates.  As of December 31, 2010 and 2009, the amount reserved for uncollectible account balances is $8,943 and $48,911, respectively.  The Company’s assets are served as collateral for the line of credit.

The billing companies retain certain holdbacks that may not be collected by the Company for a period extending beyond one year. The balances are charged to bad debt expense.  However, when true-up balances occur with the LEC after six to eighteen months, the money received will be classified as other income.

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

	2010	2009
Accounts receivable	$ 519,474	$ 1,474,333
Allowance for doubtful accounts	(8,943)	(48,911)
Accounts receivable, net	$ 510,531	$ 1,425,422

UNILAVA CORPORATION AND SUBSIDIARIES
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 and 2009

Note 5 – Fixed Assets

Property and equipment consisted of the following at December 31, 2010 and 2009:

	December 31, 2010	December 31, 2009
Microwave towers	$1,999,152	$1,999,152
Computer equipment	225,053	219,207
Furniture & equipment	117,406	116,338
Software	35,858	35,858
Tenant improvements	186,949	187,663
Subtotal	2,564,418	2,558,218
Accumulated depreciation	(717,959)	(551,657)
Fixed assets, net	$1,846,459	$2,006,561

Depreciation expense for the years ended December 31, 2010 and 2009 was $168,115 and $203,713, respectively.

The Company’s assets are served as collaterals for the line of credit.

Note 6 – Line of Credit and Notes Payable

As of December 31, 2010, the amount, maturity date and term of each of our loans and line of credit were as follows:
Lender	Principal Amount	Interest Rate	Maturity Date
Thermo Credit LLC	$ 1,892,500	14.50%	January 17, 2011
AHAP	40,000	8.00%	Upon Demand
Brilliant Capital	170,000	8.00%	Upon Demand
InfoCity, LLC and Others	884,176	8.00%	Upon Demand
Dr. Dicken Yung (related party)	126,000	3.25%	Upon Demand
Baldwin Yung (related party)	10,000	0.00%	Upon Demand
Boaz Yung (related party)	1,125	0.00%	Upon Demand

	$ 3,123,801

As of December 31, 2009, the amount, maturity date and term of each of our loans and line of credit were as follows:
Lender	Principal Amount	Interest Rate	Maturity Date
Thermo Credit LLC	$ 1,948,820	14.50%	January 17, 2011
AHAP	40,000	8.00%	Upon Demand
Brilliant Capital	-	-	-
InfoCity, LLC and Others	819,200	8.00%	Upon Demand
Dr. Dicken Yung (related party)	144,000	3.25%	Upon Demand
Baldwin Yung (related party)	10,000	0.00%	Upon Demand
Boaz Yung (related party)	1,125	0.00%	Upon Demand

	$ 2,963,145

We have a $2,000,000 revolving line of credit with the Thermo Credit LLC, pursuant to a credit agreement, dated July 17, 2010, between the Company and the bank. This revolving line of credit is guaranteed/secured by the all of the assets of the Company including cash, accounts receivable and fixed assets (See Note 4 Accounts Receivable and Note 5 Fixed Assets). The credit agreement had certain debt covenants that the Company did not comply with during the years ended December 31, 2010 and 2009.  The first covenant was that the Company must maintain a ratio of cash flow to scheduled principal payments plus all accrued interest payments on funded debt of not less than 1 to 1 as of the end of each fiscal quarter.  The second covenant was that the Company must maintain a tangible net worth of not less than $0 as of the last day of each fiscal quarter.  The credit agreement terminated on January 17, 2011 and the Company is renegotiating the terms with the lender. (See Note 15, Subsequent Events)

UNILAVA CORPORATION AND SUBSIDIARIES
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 and 2009

Note 7 – Stockholders’ Equity (Deficit)

Preferred Stock

The Company has authorized 5,000,000 shares of no par value preferred stock available for issuance.  No shares of preferred stock are outstanding as of December 31, 2010.  Commensurate with the merger (See Note 10, Reverse Merger with IWI Holding Limited), the Company converted the former IWI Holdings outstanding Preferred Stock of 3,664,880 shares into 45,000,000 shares of common stock.

Common Stock

The authorized common stock is 120,000,000 shares at no par value.  As of December 31, 2010 and 2009, the Company had 100,052,888 and 100,052,888 shares of common stock issued but not outstanding, respectively.  The Company had 100,051,107 and 100,051,107 shares of common stock issued and outstanding, respectively.  As of December 31, 2010 and 2009, the Company had 1,781 and 1,781 shares of treasury stock.

During the year ended December 31, 2009, the Company issued 52,888 shares of common stock and 3,644,880 shares of preferred related to the reverse merger with IWI Holding Limited (See Note 10, Reverse Merger with IWI Holding Limited).

UNILAVA CORPORATION AND SUBSIDIARIES
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 and 2009

Note 8 – Income Taxes

A reconciliation of income tax expense using the statutory federal and state income tax rates is as follows for the years ended December 31:

	2010	2009
Income tax benefit at statutory rate	$98,000	$(633,000)
State income taxes	25,000	(163,000)
Increase (decrease) in valuation allowance	(123,000)	796,000
Income tax expense	$-	$-

Deferred income taxes reflect the tax consequences on future years for differences between the tax basis of assets and liabilities and their basis for financial reporting purposes.  Temporary differences giving rise to the current deferred tax asset and liability primarily relate to accrual-to-cash adjustments as the Company follows the accrual basis of accounting for financial reporting but the cash basis for tax purposes.  The other major temporary timing differences giving rise to the non-current deferred tax asset are net operating loss carryforwards.  The temporary differences giving rise to the non-current deferred tax liability consist of the depreciation and amortization for financial reporting purposes using a straight line basis which are different for tax reporting purposes, accrual to cash adjustment and allowance for bad debt.

Deferred income taxes reflect the tax consequences on future years of differences between the tax basis of assets and liabilities and their basis for financial reporting purposes.  Deferred tax assets and liabilities are as follows:

	2010	2009
Net operating loss carryforwards	$1,256,000	$1,161,000
Accrual-to-cash adjustment	348,000	407,000
Depreciation and amortization	-	(32,000)
Allowance for bad debt	(18,00)	174,000
Valuation allowance	(1,586,000)	(1,710,000)
	$-	$-

As a result of the significant net losses incurred since inception and because the likelihood of being able to utilize these losses is not presently determinable, the Company has recorded a valuation allowance to fully reserve its net deferred tax asset.

At December 31, 2010, the Company has available unused state and federal operating loss carryforwards of approximately $2,795,000 for federal taxes and state taxes that may provide future tax benefits, expiring between 2013 and 2018 for state taxes and 2023 through 2028 for federal taxes, as follows:

	Federal	State
NOL carryforward expiration:
2013		45,000
2014		516,000
2015		-
2016		135,000
2017		-
2018		-
Thereafter	2,867,000	2,171,000

UNILAVA CORPORATION AND SUBSIDIARIES
NOTES TOAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 and 2009

Note 9– Segment Reporting

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

For the years ended December 31, 2010

	Advertising Solutions	Wireless	Wireline	Other	Elimination	Consolidated
Revenue from external customers	$2,443,738	$68,067	$2,794,649	$-	$-	$5,306,454
Cost of revenue	831,777	94,035	1,419,300	-	-	2,345,112

Gross profit	1,611,961	(25,968)	1,375,349	-	-	2,961,342
	66%	-38%	49%
Operations and support expenses	2,524,764	123,462	914,684	17,966	-	3,580,876
Depreciation and amortization	88,123	79,951	41	-	-	168,115

Total segment operating expenses	2,612,887	203,413	914,725	17,966	-	3,748,991

Segment operating income	(1,000,926)	(229,381)	460,624	(17,966)	-	(787,649)

Total other income (expense)	(317,987)	100,943	1,950	(0)	-	(215,094)

Segment income before income taxes	$(1,318,913)	$(128,438)	$462,574	$(17,966)	$-	$(1,002,743)

Segment assets	$2,949,934	$1,788,258	$2,204,434	$235	$(2,438,491)	$4,504,371

UNILAVA CORPORATION AND SUBSIDIARIES
NOTES TOAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 and 2009

Note 9 – Segment Reporting – continued

For the years ended December 31, 2009
	Advertising Solutions	Wireless	Wireline	Other	Elimination	Consolidated
Revenue from external customers	$4,093,946	$50,215	$3,202,147	$-	$-	$7,346,308
Cost of revenue	1,720,239	195,884	1,914,267	-	-	3,830,390

Gross profit	2,373,707	(145,669)	1,287,880	-	-	3,515,918
	58%	-290%	40%
Operations and support expenses	3,634,167	121,510	1,154,525	3,735	-	4,913,937
Depreciation and amortization	123,762	79,951	-	-	-	203,713

Total segment operating expenses	3,757,929	201,461	1,154,525	3,735	-	5,117,650

Segment operating income	(1,384,222)	(347,130)	133,355	(3,735)	-	(1,601,732)

Total other income (expense)	(105,310)	42,302	(148,433)	-	-	(211,441)

Segment income before income taxes	$(1,489,532)	$(304,828)	$(15,078)	$(3,735)	$-	$(1,813,173)

Segment assets	$1,410,755	$1,812,040	$2,339,002	$850	$(8,000)	$5,554,647

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

UNILAVA CORPORATION AND SUBSIDIARIES
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 and 2009

Note 11 - Commitments

A portion of our facilities are under operating leases that expire at various dates through 2014.  Rent expense was $576,975 and $631,751 in 2010 and 2009, respectively.

Minimum rental commitments under all non-cancelable leases with an initial term in excess of one year were as follows as of December 31, 2010:

Year Payable	Amount
2011	$555,413
2012	568,001
2013	221,352
2014 and Thereafter	7,763
Total	$1,352,529

Note 12 – Litigation

Vermont Attorney General Investigation Against Local Area Yellow Pages (“LAYP”)

The Vermont Attorney General has an active investigation into the business practices of LAYP focusing on whether certain notices and a three day right to cancel were provided to customers.  The Vermont Attorney General has proposed to settle if, LAYP will agree to issue a full refund to all Vermont customers whose telephone bills were charged and a payment of $10,000 in civil penalties and injunctive relief.  The amount for the full refund to all Vermont customers is difficult to estimate.  The suit was filed in the Superior Court of Vermont.

Illinois Agricultural Association v. IBFA Acquisition Co. LLC (“IBFA”) and Telava Acquisitions, LLC

The Illinois Agricultural Association claims that IBFA and Telava Acquisitions, LLC has past due referral fees in the amount of approximately $95,000.  We have denied the allegations and are defending our position in arbitration.  The matter is in the discovery stage and a hearing has been set for June 2011.  The suit was filed with the American Arbitration Association – Commercial Dispute Unit of Illinois.

Chen v. Unilava Corporation, et al.

In June 2010, Chris Chen, former Executive Vice President of Sales, filed a lawsuit against Unilava Corporation and Local Area Yellow Pages, Inc. (“LAYP”)  Mr. Chen seeks $49,613 in unpaid wages, $12,000 in statutory waiting time penalties and 4,300,000 shares of common stock or the fair market value of the common stock and attorneys’ fees.  In July 2010, Unilava and LAYP filed a cross-complaint seeking compensatory damages of no less than $3,000,000, punitive damages and attorneys’ fees.  The Court has ordered the parties to participate in mediation and they are in the process of selecting a mediator.

Note 13 – Related Party Transactions

During 2009, Dicken Yung, Chairman, loaned the Company $150,000 and was repaid $6,000.  The amounts are due on demand and bear no interest.  During 2010, the Company repaid $18,000.  As of December 31, 2010, the balance owed was $126,000.

During 2009, Baldwin Yung, CEO, loaned the Company $10,000 and $57,946 as outstanding accounts payable which is still owed by the Company.  The amounts are due on demand and bear no interest.  As of December 31, 2010, the balance owed was $10,000 and $39,756.

During 2009, Boaz Yung, EVP, loaned the Company $2,928 as outstanding notes payable which is still owed by the Company.  The amounts are due on demand and bear no interest.  As of December 31, 2010, the balance owed was $1,125.

There were no other related party transactions in 2010 and 2009.

Note 14 – Subsequent Events

The Company has an outstanding line of credit facility with Thermo Credit LLC (“Thermo Credit”) which is currently in default.  However,  the Company and the managing members of Thermo Credit have agreed to extend the facility, the terms and conditions of extending the facility are being negotiated as of the date of filing.  We anticipate that the terms and conditions will be finalized no later than the quarterly report filing date.

During the three months ended March 31, 2011, the Company received loans from InfoCity, LLC totaling $60,000.  The loans are due upon demand and bear no interest.  Additionally, the Company received loans from Brilliant Capital totaling $120,000.  The loans are due upon demand and bear interest at 8% per annum.

The Company signed a Memorandum of Understanding on December 7, 2009 to acquire an 80% interest in China Dragon Telecom Limited ("China Dragon Telecom") and its affiliates based in Hong Kong, China. The negotiations and execution of definitive agreements, regulatory approval and  the performence of other customary conditions is expected to be completed in mid-2011 due to additional audit procedures that are needed to issue the audited financials of China Dragon Telecom. As of March 31, 2011, China Dragon Telecom was still being audited by an accounting firm.