Form 10-Q
period 2011-03-31
Unilava Corp
filed 2011-05-16
CIK 923168

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10−Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2011

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes   ☐   No ☒

The number of shares outstanding of each of the issuer’s classes of common stock, as of May 13, 2011 is as follows:

Class of Securities	Shares Outstanding
Common stock, no par value	100,051,107

Quarterly Report on Form 10-Q
  Three Months Ended March 31, 2011

TABLE OF CONTENTS

PART I
FINANCIAL INFORMATION

PART I
FINANCIAL INFORMATION

ITEM 1.          FINANCIAL STATEMENTS.

The accompanying consolidated balance sheet of Unilava Corporation at March 31, 2011, the consolidated statements of operations for the three months ended March 31, 2011 and 2010 and the consolidated statements of cash flows for the three months ended March 31, 2011 and 2010, have been prepared by the Company's management, in conformity with principles generally accepted in the United States of America.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

UNILAVA CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010

Financial Statements	Page(s)

Consolidated Balance Sheets (Unaudited)	4

Consolidated Statements of Operations and Comprehensive Income (Unaudited)	5

Consolidated Statements of Cash Flows (Unaudited)	6

Notes to Consolidated Financial Statements (Unaudited)	7-19

UNILAVA CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2011	2010
ASSETS	(unaudited)	(audited)
CURRENT ASSETS
Cash	$60,326	$89,822
Certificates of deposit - current	28,390	28,363
Accounts receivable, net	407,224	510,531
Other current assets	44,695	44,344

Total current assets	540,635	673,060

Fixed assets, net	1,806,689	1,846,459
Certificates of deposit	50,000	50,000
Goodwill	1,835,873	1,835,873
Other assets	96,084	98,979

TOTAL ASSETS	$4,329,281	$4,504,371

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses	$2,222,318	$2,099,995
Deferred rent - current	44,905	42,038
Line of credit	1,870,000	1,892,500
Notes payable	1,274,176	1,094,176
Notes payable - related party	132,625	137,125

TOTAL CURRENT LIABILITIES	5,544,024	5,265,834

Deferred rent - non current	74,434	85,535
TOTAL LIABILITIES	5,618,458	5,351,369

STOCKHOLDERS' DEFICIT
Preferred stock, no par value 5,000,000 shares authorized; issued and outstanding 0 and 0 outstanding at March 31, 2011 and December 31, 2010, respectively	-	-

Common stock, no par value 120,000,000 shares authorized; issued 100,052,888 and 100,052,888, respectively; outstanding 100,051,107 and 100,051,107 at March 31, 2011 and December 31, 2010, respectively	1,519,074	1,519,074
Treasury stock, 1,781 and 1,781 shares at March 31, 2011 and December 31, 2010, respectively	-	-
Accumulated deficit	(2,810,224)	(2,384,472)
Accumulated other comprehensive loss
(Foreign translation adjustment)	(62,743)	(63,694)

STOCKHOLDERS' DEFICIT OF UNILAVA	(1,353,893)	(929,092)
Non-controlling interest	64,716	82,094

TOTAL STOCKHOLDERS' DEFICIT	(1,289,177)	(846,998)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$4,329,281	$4,504,371

See accompanying notes to the unaudited consolidated financial statements.

UNILAVA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (UNAUDITED)

	For the Three Months Ended
	March 31,
	2011	2010
Revenue	$938,057	$1,414,917
Cost of revenue	470,934	592,073
Gross profit	467,123	822,844

Costs and Expenses
Salaries and payroll taxes	371,869	500,906
Selling, general & administrative	396,399	540,587
Depreciation and amortization	39,835	42,298
Total costs and expenses	808,103	1,083,791

Loss from operations	(340,980)	(260,947)

Other Income (Expense)
Interest income	28	154
Other income	96	144,119
Interest expense	(102,276)	(109,432)
Total other income (expense)	(102,152)	34,841

Loss before non-controlling interest	(443,132)	(226,106)
Net loss allocable to non-controlling interest	17,378	3,027
Net loss	$(425,754)	$(223,079)

Comprehensive loss:
Foreign currency translation adjustment	951	54,288
Total comprehensive loss	$(424,803)	$(168,791)

Net loss per common share:
Basic	$(0.00)	$(0.00)
Weighted average common shares outstanding:
Basic	100,051,107	100,051,107

See accompanying notes to the unaudited consolidated financial statements.

UNILAVA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Three Months Ended
	March 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(425,754)	$(223,079)
Adjustments to reconcile net loss
to net cash provided by (used in) operating activities:
Depreciation	39,835	42,331
Change in deferred rent	(8,234)	24,841
Net loss allocated to non-controlling interest	(17,378)	(3,026)
CHANGES IN OPERATING ASSETS AND LIABILITIES:
Accounts receivable	103,307	319,404
Other current assets	(351)	(6,429)
Other assets	2,895	(23,070)
Accounts payable and accrued expenses	122,325	(58,964)

CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(183,355)	72,008

CASH FLOWS FROM INVESTING ACTIVITIES:
Interest earned on certificates of deposit	(27)	-

CASH USED IN INVESTING ACTIVITIES	(27)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank overdraft	-	(84,361)
Proceeds from notes payable	180,000	156,180
Repayment of line of credit	(22,500)	-
Repayment of related party notes payable	(4,500)	(149,500)

CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	153,000	(77,681)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	886	54,288
NET INCREASE (DECREASE) IN CASH	(29,496)	48,615
CASH, beginning of period	89,822	155,439
CASH, end of period	$60,326	$204,054

Interest paid	$81,455	$28,853
Taxes paid	$-	$-

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

TelavaNV, a privately owned company, was incorporated in Nevada on July 23, 2003 as Local Area Yellow Pages to provide advertising and directory listings for small and medium sized businesses on its internet website in a “Yellow Pages” format.  The Company provides those services to its subscribers for a monthly fee.  These services are provided primarily to small and medium sized businesses throughout the United States.  On July 10, 2007, Local Area Yellow Pages amended its Articles of Incorporation to change the name of the corporation to Telava Networks, Inc. (“TelavaNV”) for the purpose of launching its network to provide the next generation fixed and mobile WiMAX broad band solutions to small and medium businesses, public safety organizations, and others in various markets through its network.  TelavaNV continues its Yellow Pages operations while, at the same time, expanding its WiMAX network.  Through March 31, 2011, nearly 31% of the Company’s revenues have been generated by its Yellow Pages business.

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

UNILAVA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 2 – Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplate continuation of the Company as a going concern.  The Company has recently sustained operating losses and has an accumulated deficit of $2,810,224 at March 31, 2011.  In addition, the Company has negative working capital of $5,003,389 at March 31, 2011.

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

The accompanying unaudited consolidated financial statements as of March 31, 2011 and for the three month periods ended March 31, 2011 and 2010 have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and of Regulation S-X.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the Securities and Exchange Commission’s rules and regulations. In the opinion of management, these unaudited consolidated interim financial statements include all adjustments and disclosures considered necessary to a fair statement of the results for the interim periods presented.  All adjustments are of a normal recurring nature.  The results of operations for the three months ended March 31, 2011 are not necessarily indicative of the results for the full fiscal year ending December 31, 2011.

You should read this discussion in conjunction with the consolidated financial statements, accompanying notes and management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2010.

UNILAVA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 3 - Summary of Significant Accounting Policies (Continued)

Fair Value of Financial Instruments

Accounting Standards Codification (“ASC”) 820, Fair Value Measurements and Disclosures , requires disclosing fair value to the extent practicable for financial instruments that are recognized or unrecognized in the balance sheet. Fair value of financial instruments is the amount at which the instruments could be exchanged in a current transaction between willing parties. The Company considers the carrying amounts of cash, restricted cash, accounts receivable, related party and other receivables, accounts payable, notes payable, related party and other payables, customer deposits, and short term loans approximate their fair values because of the short period of time between the origination of such instruments and their expected realization. The Company considers the carrying amount of long term bank loans to approximate their fair values based on the interest rates of the instruments and the current market rate of interest.

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

Cash and Cash Equivalents

This includes all short-term highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less.  The Company has a restricted cash balance of $78,390 and $78,363 on March 31, 2011 and December 31, 2010, respectively, which is comprised of Certificates of Deposit.   The restricted cash is held in certificates of deposit at various banking institutions.  The Company is expected to maintain the amounts in the certificates of deposit per agreements with certain vendors.

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

Goodwill consisted of $1,835,873 as of March 31, 2011 and December 31, 2010 as a result of the IBFA purchase as disclosed in the Company’s December 31, 2010 Form 10-K.

Accounting for Share-Based Compensation

The Company records stock based compensation in accordance with the guidance in ASC Topic 505 and 718 which requires the Company to recognize expenses related to the fair value of its employee stock option awards.  This eliminates accounting for share-based compensation transactions using the intrinsic value and requires instead that such transactions be accounted for using a fair-value-based method. The Company recognizes the cost of all share-based awards on a graded vesting basis over the vesting period of the award.

The Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with FASB ASC 718-10 and the conclusions reached by the FASB ASC 505-50. Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable. The value of equity instruments issued for consideration other than employee services is determined on the earliest of a performance commitment or completion of performance by the provider of goods or services as defined by FASB ASC 505-50.

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

UNILAVA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 3 - Summary of Significant Accounting Policies (Continued)

Advertising Costs

The Company incurs advertising costs that are not considered direct response advertising and are expensed when incurred.  For the three months ended March 31, 2011 and 2010, the Company incurred approximately $1,204 and $2,510, respectively, in marketing and advertising expense.

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

Earnings Per Common Share

The Company reports both basic and diluted earnings per share.  Basic earnings per share are calculated using the weighted average number of common shares outstanding in the period.  Diluted earnings per share includes potentially dilutive securities such as outstanding options and warrants using the “treasury stock” method and convertible securities using the “if-converted” method.   For the three  months  ended March 31, 2011 and 2010,  there were no potential common  equivalent  shares used in the  calculation of dilutive weighted  average  common shares  outstanding as the effect would be anti-dilutive because of the net loss.

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

UNILAVA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 3 - Summary of Significant Accounting Policies (Continued)

Recent Accounting Pronouncements

The Company has evaluated the recent accounting pronouncements through ASU 2011-03 and believes that none of them will have a material effect on the Company’s financial statements, except for the following.

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

For the three months ended March 31, 2011 and 2010, approximately 5.5% and 4.9% of the Company's net sales were made to customers outside the United States.

Note 4 – Accounts Receivable

The Company provides billing information to a third party billing company for the majority of its monthly billings.  Billings submitted are “filtered” by this billing company and the LEC’s. Net accepted billings are recognized as revenue and accounts receivable.  The billing company remits payments to the Company on the basis of cash ultimately received from the LEC’s by the billing company.  The billing company and LEC’s charge fees for services, which are netted against the gross accounts receivable balance. The billing companies also apply holdbacks to the remittance for potentially uncollectible accounts.  These dilution amounts will vary due to numerous factors and the Company may not be certain as to the actual amounts of dilution on any specific billing submittal until several months after that submittal.  The Company estimates the amount of these charges and holdbacks based on historical experience and subsequent information received from the billing companies.  The Company also estimates uncollectible account balances and provides an allowance for such estimates.  As of March 31, 2011 and 2010, the amount reserved for uncollectible account balances is $5,992 and $41,056, respectively.

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

UNILAVA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 5 – Fixed Assets

Property and equipment consisted of the following at March 31, 2011 and December 31, 2010:

	March 31, 2011	December 31, 2010
Microwave towers	$1,999,152	$1,999,152

Computer equipment	225,053	225,053

Furniture & equipment	117,913	117,406

Software	35,858	35,858

Tenant improvements	186,949	186,949
	2,564,925	2,564,418
Accumulated depreciation	(758,236)	(717,959)

Fixed assets, net	$1,806,689	$1,846,459

Depreciation expense for the three months ended March 31, 2011 and 2010 was $39,835 and $42,331, respectively.

UNILAVA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 6 – Line of Credit and Notes Payable

As of March 31, 2011, the amount, maturity date and term of each of our loans were as follows:

Lender	Principal Amount	Interest Rate	Maturity Date
Thermo Credit LLC	$ 1,870,000	14.50%	January 17, 2011
AHAP	40,000	Various	Upon Demand
Brilliant Capital	290,000	8.00%	Upon Demand
InfoCity, LLC and Others	944,176	8.00%	Upon Demand
Dr. Dicken Yung (related party)	121,500	3.25%	Upon Demand
Baldwin Yung (related party)	10,000	0.00%	Upon Demand
Boaz Yung (related party)	1,125	0.00%	Upon Demand

	$ 3,276,801

As of December 31, 2010, the amount, maturity date and term of each of our loans were as follows:

Lender	Principal Amount	Interest Rate	Maturity Date
Thermo Credit LLC	$ 1,892,500	14.50%	January 17, 2011
AHAP	40,000	8.00%	Upon Demand
Brilliant Capital	170,000	8.00%	Upon Demand
InfoCity, LLC and Others	884,176	8.00%	Upon Demand
Dr. Dicken Yung (related party)	126,000	3.25%	Upon Demand
Baldwin Yung (related party)	10,000	0.00%	Upon Demand
Boaz Yung (related party)	1,125	0.00%	Upon Demand

	$ 3,123,801

We have a $2,000,000 revolving line of credit with the Thermo Credit LLC, pursuant to a credit agreement, dated July 17, 2010, between the Company and the bank. This revolving line of credit is guaranteed/secured by the all of the assets of the Company including cash, accounts receivable and fixed assets (See Note 4 Accounts Receivable and Note 5 Fixed Assets). The credit agreement had certain debt covenants that the Company did not comply with during the years ended December 31, 2010 and 2009.  The first covenant was that the Company must maintain a ratio of cash flow to scheduled principal payments plus all accrued interest payments on funded debt of not less than 1 to 1 as of the end of each fiscal quarter.  The second covenant was that the Company must maintain a tangible net worth of not less than $0 as of the last day of each fiscal quarter.  The credit agreement terminated on January 17, 2011 and the Company is renegotiating the terms with the lender. As of March 31, 2011 the Line of Credit is in default status. (See Note 12, Subsequent Events)

UNILAVA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 7 – Stockholders’ Equity (Deficit)

Preferred Stock

The Company has authorized 5,000,000 shares of no par value preferred stock available for issuance.  No shares of preferred stock are outstanding as of March 31, 2011.  Commensurate with the merger, the Company converted the former IWI Holdings outstanding Preferred Stock of 3,664,880 shares into 45,000,000 shares of common stock.

Common Stock

The authorized common stock is 120,000,000 shares at no par value.  As of March 31, 2011 and December 31, 2010, the Company had 100,052,888 and 100,052,888 shares of common stock issued but not outstanding, respectively.  The Company had 100,051,107 and 100,051,107 shares of common stock issued and outstanding, respectively.  As of March 31, 2011 and December 31, 2010, the Company had 1,781 and 1,781 shares of treasury stock.

During the year ended December 31, 2009, the Company issued 52,888 shares of common stock and 3,644,880 shares of preferred related to the reverse merger with IWI Holding Limited.

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

UNILAVA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 8 – Segment Reporting (Continued)

For the three months ended March 31, 2011

	Advertising Solutions	Wireless	Wireline	Other	Elimination	Consolidated
Revenue from external customers	$292,153	$20,162	$625,742	$-	$-	$938,057
Cost of revenue	126,932	33,606	310,396	-	-	470,934
Gross profit	165,221	(13,445)	315,346	-	-	467,123

Operations and support expenses	493,792	21,862	249,945	2,669	-	768,267
Depreciation and amortization	19,476	19,988	371	-	-	39,835

Total segment operating expenses	513,268	41,849	250,316	2,669	-	808,102

Segment operating income	(348,047)	(55,294)	65,030	(2,669)	-	(340,980)

Total other income (expense)	(86,113)	1,339	-	-	-	(84,774)

Segment income before income taxes	$(434,159)	$(53,955)	$65,030	$(2,669)	$-	$(425,754)

Segment assets	$2,844,253	$1,763,079	$2,179,655	$309	$(2,458,015)	$4,329,281

For the three months ended March 31, 2010

	Advertising Solutions	Wireless	Wireline	Other	Elimination	Consolidated
Revenue from external customers	$732,245	$8,789	$673,883	$-	$-	$1,414,917
Cost of revenue	189,636	28,041	374,396	-	-	592,073
Gross profit	542,609	(19,252)	299,487	-	-	822,844

Operations and support expenses	709,992	38,058	286,496	6,947	-	1,041,493
Depreciation and amortization	22,310	19,988	-	-	-	42,298

Total segment operating expenses	732,302	58,046	286,496	6,947	-	1,083,791

Segment operating income	(189,693)	(77,298)	12,991	(6,947)	-	(260,947)

Total other income (expense)	(53,269)	91,120	17	-	-	37,868

Segment income before income taxes	$(242,962)	$(13,822)	$13,008	$(6,947)	$-	$(223,079)

Segment assets	$1,275,048	$1,800,874	$2,206,053	$2,443	$(13,392)	$5,271,026

UNILAVA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 9 –Commitments

A portion of our facilities are under operating leases that expire at various dates through 2014.  Rent expense was $135,822 and $157,398 for the three months ended March 31, 2011 and 2010, respectively.

Minimum rental commitments under all non-cancelable leases with an initial term in excess of one year were as follows as of March 31, 2011:

Year Payable	Amount
2011	$415,494
2012	568,001
2013	221,352
2014 and Thereafter	7,763
Total	$1,212,610

Note 10 – Litigation

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

Note 11 – Related Party Transactions

As of December 31, 2010, Dicken Yung, Chairman, had a loan balance of $126,000.  The amounts are due on demand and bear no interest.  During the three months ended March 31, 2011, the Company repaid $4,500.  As of March 31, 2011, the balance owed was $121,500.

As of December 31, 2010, Baldwin Yung, CEO, had a loan balance of $10,000 and $39,756 as outstanding accounts payable which is still owed by the Company.  The amounts are due on demand and bear no interest.  As of March 31, 2011, the balance owed was $10,000 and $48,859.

As of December 31, 2010, Boaz Yung, EVP, had a loan balance of $1,125 as outstanding notes payable which is still owed by the Company.  The amounts are due on demand and bear no interest.  As of March 31, 2011, the balance owed was $1,125.

There were no other related party transactions in 2011.

UNILAVA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 12 – Subsequent Events

The Company had signed a Memorandum of Understanding on December 7, 2009 to acquire 80% interest in China Dragon Telecom Limited and its affiliates based in Hong Kong, China.  The negotiations and execution of definitive agreements, regulatory approval and other customary conditions is expected to be completed in late 2011.  As of March 31, 2011, China Dragon Telecom Limited is still being audited by an accounting firm.

The Company has an outstanding line of credit facility with Thermo Credit LLC (“Thermo Credit”) which is currently in default.  However,  the Company and the managing members of Thermo Credit have agreed to extend the facility, the terms and conditions of extending the facility are being negotiated as of the date of filing.  We anticipate that the terms and conditions will be finalized no later than the next quarterly report filing date.

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

You should read this discussion in conjunction with the consolidated financial statements, accompanying notes and management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2010.

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

Our goal is to become a leading provider of communications services in the United States and the world. We offer our services and products to consumers, businesses, and other providers in the U.S. and worldwide. The services and products that we offer vary by market, and include:  wireless communications, local exchange services, long-distance services, data/broadband and Internet services, video services telecommunications equipment, wholesale services and directory advertising and publishing. We group our operating subsidiaries as follows, corresponding to our operating segments for financial reporting purposes:

·	Wireless subsidiaries provide both wireless voice and data communications services across the U.S. and, through agreements, in a substantial number of foreign countries;
·	Wireline subsidiaries provide primarily landline voice and data communication services, high-speed broadband and voice services;
·	Advertising solutions subsidiaries publish Local Area Yellow Pages directories and sell directory advertising and Internet-based advertising and local search; and
·	Other subsidiaries provide results from all corporate and other operations.

First Quarter Financial Performance Highlights

The following summarizes certain key financial information for the first fiscal quarter of 2011.

·	Total Sales: Total Sales was $938,057 for the three months ended March 31, 2011, a decrease of $476,860, or 34%, from $1,414,917 for the same period last year..

·
Gross Profit and Margin: Gross profit was $467,123 for the three months ended March 31, 2011, a decrease of $355,721, or 43%, from $822,844 for the same period last year. Gross margin was 50% for the three months ended March 31, 2011, as compared to 58% for the same period last year.

·	Net Loss: Net loss was $425,754 for the three months ended March 31, 2011, an increase of $202,675, or approximately 91%, from $223,079 for the same period of last year.

·	Basic net income per share: Basic net income per share was approximately $0.00 for the three months ended March 31, 2011, as compared to approximately $0.00 for the same period last year.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Results of Operations

Comparison of Three Months Ended March 31, 2011 and 2010

The following table shows key components of our results of operations during the three months ended March 31, 2011 and 2010, in both dollars and as a percentage of our total sales.

U.S. dollars, except percentages	Three Months Ended March 31, 2011		Three Months Ended March 31, 2010
		Percent of		Percent of
	Dollars	Total Sales	Dollars	Total Sales
Total sales	$938,057	100%	$1,414,917	100%
Cost of sales	470,934	50%	592,073	42%
Gross profit	467,123	50%	822,844	58%

Salaries and payroll	371,869	40%	500,906	35%
Depreciation and amortization	39,835	42%	540,587	3%
Selling, general and administrative expenses	396,399	4%	42,298	38%
Income (loss) from operations	(340,980)	(36)%	(260,947)	(18)%

Other income (expense)	(102,152)	(11)%	34,841	(2)%
Loss before non-controlling interest	(443,132)	(47)%	(226,106)	(16)%
Net loss allocable to non-controlling interest	17,378	2%	3,027	-
Net loss	$(425,754)	(45)%	$(223,079)	(16)%

Total Sales. Our total sales decreased 34% to $938,057 in the three months ended March 31, 2011. from $1,414,917 in the same period last year, primarily as a result of a decrease in sales in our online advertising business.

Cost of sales. Our cost of sales decreased 20% to $470,934 in the three months ended March 31, 2011, from $592,073 in the same period last year, mainly due to a decrease in sales and an increase in costs associated with our marketing campaign and training costs for our underperforming marketing centers during the 2011 period.

Gross profit and gross profit margin. Our gross profit decreased 43% to $467,123 in the three months ended March 31, 2011, from $822,844 in the same period last year. The gross profit margin (gross profit as a percentage of total sales) was 50% for the three months ended March 31, 2011 and 58% for the three months ended March 31, 2010. The decrease in the gross profit margin was primarily due to a decrease in overall sales.

Salaries and payroll.   Our salaries and payroll expenses decreased 26% to $371,869 in the three months ended March 31, 2011 from $500,906 in the same period last year, mainly due to a reduction  in personnel and related payroll expenses during the 2011 period.

Selling, general and administrative expenses. Our selling, general and administrative expenses decreased 27% to $396,399 in the three months ended March 31, 2011, from $540,587 in the same period last year, mainly due to a decrease in rent expense in connection with our sublease of s part of our office space and a decrease in promotional expenses.

Other income and expenses. Interest expense decreased 7% to $102,276 in the three months ended March 31, 2011, from $109,432 in the same period in 2010, primarily due to a decrease in loan interest associated with our continued  payment of principal on the Thermo Credit LLC loan.  Decrease in other income was due to no brokerage fees received from tower sales in the three months ended September 30, 2010.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Comparison of Three Months Ended March 31, 2011 and 2010 - continued

Income taxes. Income taxes remained flat at zero dollars in the three months ended March 31, 2011 from the same period in 2010, mainly due to recurring losses.

Net loss. As a result of the foregoing reasons, net loss increased 91% to $425,754 in the three months ended March 31, 2011, from $223,079 in the same period last year.

Segment Data

Net (loss) for the advertising solutions segment increased 79% to ($434,159) in the three months ended March 31, 2011, from ($242,962) in the same period last year, mainly due to a decrease in sales, less efforts in direct marketing and higher attrition ratio.

Total assets for the advertising solutions segment increased 123% to $2,844,253 as of March 31, 2011 from $1,275,048 as of March 31, 2010, mainly due to increase in  receivables from intercompany accounts.

Net (loss) for the wireless segment decreased 490% to ($53,955) in the three months ended March 31, 2011, from net income of $13,822 in the same period last year, mainly due to cancelations of co-location agreements.

Total assets for the wireless segment decreased 2% to $1,763,079 as of March 31, 2011, from $1,800,874 as of March 31, 2010, mainly due to amortization on tower assets.

Net income for the wireline segment increased 400% to $65,030 in the three months ended March 31, 2011, from $13,008 in the same period last year, mainly due to an increase in marketing of wireless marketing and operating costs.

Total assets for the wireline segment decreased 1% to $2,179,655 as of March 31, 2011, from $2,206,053 as of March 31, 2011, mainly due to customer attrition.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Liquidity and Capital Resources

As of March 31, 2011, we had cash and cash equivalents of approximately $60,326. The following table provides a summary of our net cash flows from operating, investing, and financing activities. To date, we have financed our operations primarily through net cash flow from operations, augmented by short-term bank and personal borrowings and equity contributions by our shareholders.

U.S. Dollars	Three Months Ended March 31,
	2011	2010
Net cash provided by (used in) operating activities	$(183,355)	$72,008
Net cash provided by (used in) investing activities	(27)	-
Net cash provided by (used in) financing activities	153,000	(77,681)
Net increase in cash and cash equivalents	$(29,496)	$48,615

Operating Activities

Net cash used in operating activities was $183,355 in the three months ended March 31, 2011, compared with $72,008 provided by operating activities in the same period last year. Net loss after adjustment for noncash items was $(411,531) in the three months ended March 31, 2011.  This increase was primarily due to increased funding and increased legal costs of underperforming subsidiaries.

Investing Activities

Net cash used in investing activities in the three months ended March 31, 2011 was $27, compared with $0 provided by investing activities in the same period last year. The increase was mainly due to an increase in investing activities.

Financing Activities

Net cash provided by financing activities in the three months ended March 31, 2011 was $153,000, compared with $77,681 of net cash used in financing activities in the same period in 2010. The increase in net cash provided by financing activities was mainly due to cash proceeds from unrelated third-party loans offset by a repayment of the facility provided by Thermo Credit, LLC.

Capital Expenditures

Our capital expenditures for the three months ended March 31, 2011 and 2010 were $0 and $0, respectively. As of March 31, 2011, we had cash and cash equivalents of $60,326, primarily consisting of cash on hand and demand deposits.

To date, we have financed our operations primarily through cash flows from operations, augmented by short-term bank and personal loans and unrelated third-party loans. We believe that our cash on hand and cash flow from operations will meet a portion of our present cash needs and we will require additional cash resources, including loans, to meet our expected capital expenditures and working capital requirements for the next 12 months. We may, however, in the future, require additional cash resources due to changed business conditions, implementation of our strategy to expand our marketing efforts and increase brand awareness, or acquisitions we may decide to pursue. If our own financial resources are insufficient to satisfy our capital requirements, we may seek to sell additional equity or debt securities or obtain additional credit facilities. The sale of additional equity securities could result in dilution to our stockholders. The incurrence of indebtedness would result in increased debt service obligations and could require us to agree to operating and financial covenants that would restrict our operations. Financing may not be available in amounts or on terms acceptable to us, if at all. Any failure by us to raise additional funds on terms favorable to us, or at all, could limit our ability to expand our business operations and could harm our overall business prospects.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Loan Commitments

As of March 31, 2011, the amount, maturity date and term of each of our loans were as follows:

Bank/Person(s)	Amount Outstanding	Interest Rate	Maturity Date
Thermo Credit LLC	$1,870,000	14.50%	Jan 17, 2011

Dr. Dicken Yung	$121,500	3.25%	Upon demand

Baldwin Yung	$10,000	0%	Upon demand

Boaz Yung	$1,125	0%	Upon demand

AHAP	$40,000	8%	Upon demand

Brilliant Capital	$290,000	8%	Upon demand

InfoCity LLC and others	$944,176	8%	Upon demand

TOTAL	$3,276,801

We have a $2,000,000 revolving line of credit with the Thermo Credit LLC, pursuant to a credit agreement, dated July 17, 2010, between the Company and the bank. This revolving line of credit is guaranteed/secured by the all of the assets of the Company including cash, accounts receivable and fixed assets. The credit agreement had certain debt covenants that the Company did not comply with during the years ended December 31, 2010 and 2009.  The first covenant was that the Company must maintain a ratio of cash flow to scheduled principal payments plus all accrued interest payments on funded debt of not less than 1-to-1 as of the end of each fiscal quarter.  The second covenant was that the Company must maintain a tangible net worth of not less than $0 as of the last day of each fiscal quarter.  The credit agreement terminated on January 17, 2011 and the Company is renegotiating the terms with the lender. Although the line of credit is currently in default status, the Company believes that a plan or an amendment of the facility can be negotiated.

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

·
Impairment of long-lived assets. The Company reviews the carrying amount of its long-lived assets, including intangibles, for impairment, each reporting period. An asset is considered impaired when estimated future cash flows are less than the carrying amount of the asset. In the event the carrying amount of such asset is considered not recoverable, the asset is adjusted to its fair value. Fair value is generally determined based on discounted future cash flow. For periods ended  March 31, 2010 and December 31, 2010, the Company determined no impairment charges were necessary.

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

Recent Accounting Pronouncements

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

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As required by Rule 13a-15(e), our management has carried out an evaluation, with the participation and under the supervision of our Chief Executive Officer and Chief Financial Officer, Mr. Baldwin Yung, of the effectiveness of the design and operation of our disclosure controls and procedures, as of March 31, 2011. Based upon, and as of the date of this evaluation, Mr. Yung, determined that, for the reasons disclosed below, as of March 31, 2011, and as of the date of this Report, our disclosure controls and procedures were not effective.

ITEM 4.	CONTROLS AND PROCEDURES - continued

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as based on framework established in Internal Control Integrated Framework issued by the committee of Sponsoring Organizations of the Treadway Commission (COSO) as of December 31, 2010. During our management’s review of our internal control over financial reporting as of December 31, 2010, our management identified the following material weaknesses in the company’s internal control over financial reporting:

-	Management’s ability to override procedures

-	Insufficient quarterly and annual financial closing procedures

-	Insufficient cutoff for recording revenue

-	Insufficient cutoff for recording payables

It is Management’s opinion that the above weaknesses exist due to the small size of operating staff and the current phase of operations. In an effort to remediate the identified material weakness and enhance our internal controls, we have initiated, or plan to initiate, the following measures:

•	We plan to increase our personnel resources and technical accounting expertise within the accounting function when funds are available to us.

•
We will create a senior position to focus on financial reporting and standardizing and documenting our accounting procedures with the goal of increasing the effectiveness of the internal controls in preventing and detecting misstatements of accounting information.

We anticipate the costs of implementing these remediation initiatives will be approximately $50,000 to $100,000 a year in increased salaries and $50,000 to $100,000 a year in increased legal and accounting expenses.  We anticipate that these initiatives will be at least partially, if not fully, implemented before the end of 2011 .  We also plan to test our updated controls and remediate our deficiencies by December 31, 2011.

Changes in Internal Control Over Financial Reporting

During the quarter ended March 31, 2011, there were no changes in our internal control over financial reporting identified in connection with the evaluation performed during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

From time to time, we may become involved in various lawsuits and legal proceedings, which arise, in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these, or other matters, may arise from time to time that may harm our business. Below are legal proceedings or claims that we believe will not have a material adverse affect on our business, financial condition or operating results;

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

Chen v. Unilava Corporation, et al.

In June 2010, Chris Chen, former Executive Vice President of Sales, filed a lawsuit against Unilava Corporation and LAYP.    Mr. Chen seeks $49,613 in unpaid wages, $12,000 in statutory waiting time penalties and 4,300,000 shares of common stock or the fair market value of the common stock and attorneys’ fees.  In July 2010, Unilava and LAYP filed a cross-complaint seeking compensatory damages of no less than $3,000,000, punitive damages and attorneys’ fees.  The Court has ordered the parties to participate in mediation and they are in the process of selecting a mediator.

ITEM 1.	RISK FACTORS.

Investors are directed to the “Risk Factors” section of our Annual Report on Form 10-K with the SEC on April 11, 2011. There have been no material changes to the risk factors disclosed therein.

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

Date: May 16, 2011	UNILAVA CORPORATION

	By:	/s/ Baldwin Yung
Baldwin Yung, Chief Executive Officer and Chief Financial Officer (Principal Executive, Financial and Accounting Officer)

EXHIBIT INDEX
Exhibit No.	Description
31.1	Certifications of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certifications of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certifications of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.