Form 10-Q
period 2011-06-30
Unilava Corp
filed 2011-08-15
CIK 923168

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10−Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2011

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

The number of shares outstanding of each of the issuer’s classes of common stock, as of August 15, 2011 is as follows:

Class of Securities	Shares Outstanding
Common stock, no par value	100,051,107

Quarterly Report on Form 10-Q
  Three and Six Months Ended June 30, 2011

TABLE OF CONTENTS

PART I
FINANCIAL INFORMATION

PART I
FINANCIAL INFORMATION

ITEM 1.          FINANCIAL STATEMENTS.

The accompanying consolidated balance sheet of Unilava Corporation at June 30, 2011, the consolidated statements of operations for the three and six months ended June 30, 2011 and 2010 and the consolidated statements of cash flows for the six months ended June 30, 2011 and 2010, have been prepared by the Company's management, in conformity with principles generally accepted in the United States of America.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

UNILAVA CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010

Financial Statements	Page(s)

Consolidated Balance Sheets (Unaudited)	4

Consolidated Statements of Operations and Comprehensive Income (Unaudited)	5

Consolidated Statements of Cash Flows (Unaudited)	6

Notes to Consolidated Financial Statements (Unaudited)	7-20

UNILAVA CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2011	2010
ASSETS	(unaudited)	(audited)
CURRENT ASSETS
Cash	$45,006	$89,822
Certificates of deposit - current	27,541	28,363
Accounts receivable, net	358,194	510,531
Other current assets	32,298	44,344

Total current assets	463,039	673,060

Fixed assets, net	1,768,043	1,846,459
Certificates of deposit	-	50,000
Goodwill	1,835,873	1,835,873
Other Assets	96,084	98,979

TOTAL ASSETS	$4,163,039	$4,504,371

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses	$2,305,828	$2,099,995
Deferred rent - current	47,771	42,038
Line of credit	1,718,208	1,892,500
Notes payable	1,414,106	1,094,176
Notes payable - related party	340,125	137,125

TOTAL CURRENT LIABILITIES	5,826,038	5,265,834

Deferred rent - non current	61,341	85,535
TOTAL LIABILITIES	5,887,379	5,351,369

STOCKHOLDERS' DEFICIT
Preferred stock, no par value 5,000,000 shares authorized; issued and outstanding 0 and 0 outstanding at June 30, 2011 and December 31, 2010, respectively.	-	-

Common stock, no par value 120,000,000 shares authorized; issued but not outstanding 100,052,888 and 100,052,888, respectively; issued and outstanding 100,051,107 and 100,051,107 at June 30, 2011 and December 31, 2010, respectively.	1,519,074	1,519,074
Treasury stock, 1,781 and 1,781 shares at June 30, 2011 and December 31, 2010, respectively	-	-
Accumulated deficit	(3,228,146)	(2,384,472)
Accumulated other comprehensive loss
(Foreign translation adjustment)	(62,922)	(63,694)

STOCKHOLDERS' DEFICIT OF UNILAVA	(1,771,994)	(929,092)
Non-controlling interest	47,654	82,094

TOTAL STOCKHOLDERS' DEFICIT	(1,724,340)	(846,998)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$4,163,039	$4,504,371

See accompanying notes to the unaudited consolidated financial statements.

UNILAVA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Revenue	$887,256	$1,445,799	$1,825,313	$2,860,716
Cost of revenue	425,040	650,066	895,974	1,242,139
Gross profit	462,216	795,733	929,339	1,618,577

Costs and Expenses
Salaries and payroll taxes	387,770	441,040	759,639	941,946
Selling, general & administrative	352,154	521,347	748,553	1,061,934
Depreciation and amortization	38,845	41,975	78,680	84,273
Total costs and expenses	778,769	1,004,362	1,586,872	2,088,153

Loss from operations	(316,553)	(208,629)	(657,533)	(469,576)

Other Income (Expense)
Interest income	20	98	48	252
Other income	101	37,186	197	181,305
Interest expense	(118,550)	(103,677)	(220,826)	(213,109)
Other expense	-	(7,817)	-	(7,817)
Total other income (expense)	(118,429)	(74,210)	(220,581)	(39,369)

Loss before non-controlling interest	(434,982)	(282,839)	(878,114)	(508,945)
Net loss allocable to non-controlling interest	17,062	5,209	34,440	8,236
Net loss	$(417,920)	$(277,630)	$(843,674)	$(500,709)

Comprehensive loss:
Foreign currency translation adjustment	$(179)	$56,564	$772	$110,852
Total comprehensive loss	$(418,099)	$(221,066)	$(842,902)	$(389,857)

Net loss per common share:
Basic	$(0.00)	$(0.00)	$(0.01)	$(0.01)
Weighted average common shares outstanding:
Basic	100,051,107	100,051,107	100,051,107	100,051,107

See accompanying notes to the unaudited consolidated financial statements.

UNILAVA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Six Months Ended
	June 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(843,674)	$(500,709)
Adjustments to reconcile net loss
to net cash provided (used) in operating activities:
Depreciation and amortization	78,680	84,273
Change in deferred rent	(18,461)	17,224
Net loss allocated to non-controlling interest	(34,440)	(8,236)
CHANGES IN OPERATING ASSETS AND LIABILITIES:
Accounts receivable	152,337	572,976
Other current assets	12,046	(7,347)
Other assets	2,895	5,941
Accounts payable and accrued expenses	205,833	(116,709)

CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(444,784)	47,413

CASH FLOWS FROM INVESTING ACTIVITIES:
Redemption of certificates of deposit	50,822	-
Purchase of furniture and equipment	(199)	(1,682)

CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	50,623	(1,682)

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank overdraft	-	(49,384)
Proceeds from notes payable	319,930	-
Proceeds from line of credit	48	-
Repayment of line of credit	(174,340)	(66,514)
Proceeds from related party notes payable	212,000
Repayment of related party notes payable	(9,000)	(14,500)

CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	348,638	(130,398)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	707	110,852
NET INCREASE (DECREASE) IN CASH	(44,816)	26,185
CASH, beginning of period	89,822	155,439
CASH, end of period	$45,006	$181,624

Interest paid	$172,020	$28,853
Taxes paid	$-	$-

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

TelavaNV, a privately owned company, was incorporated in Nevada on July 23, 2003 as Local Area Yellow Pages to provide advertising and directory listings for small and medium sized businesses on its internet website in a “Yellow Pages” format.  The Company provides those services to its subscribers for a monthly fee.  These services are provided primarily to small and medium sized businesses throughout the United States.  On July 10, 2007, Local Area Yellow Pages amended its Articles of Incorporation to change the name of the corporation to Telava Networks, Inc. (“TelavaNV”) for the purpose of launching its network to provide the next generation fixed and mobile WiMAX broad band solutions to small and medium businesses, public safety organizations, and others in various markets through its network.  TelavaNV continues its Yellow Pages operations while, at the same time, expanding its WiMAX network.  During the six months ended June 30, 2011, nearly 30% of the Company’s revenues have been generated by its Yellow Pages business.

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

On January 16, 2008, Telava Acquisitions, Inc. (“Telava”), a Delaware corporation, and IBFA Acquisition Company, LLC (“IBFA”) a Michigan corporation and James Grabowski and Casimir Wojciechowski (the “Members”) entered into a Membership Interest Purchase Agreement (“MIPA”) whereby Telava agreed to purchase (the “Acquisition”) 100% of IBFA member interests from the Members for a purchase price of $2,250,000 subject to certain conditions such as a Management Agreement described below.  An initial $1,750,000 was paid in fiscal year 2008 with $500,000 deferred and payable at the rate of $25,000 to $50,000 per month based on a specific calculation.  During 2009, the Company paid $272,750 of deferred payments.  The remaining $227,750 was subject to “True-up” provisions as of the effective date of the Acquisition on January 11, 2009 (See discussion below).  Upon final settlement, The Company received concessions totaling $177,578 and made final payments totaling $95,172. Payment made related to the organization totaled $2,117,922.  The cost of acquisition totaling $1,835,873 has been entirely allocated to Goodwill which represents the overall cost of acquisition in excess of the fair value of tangible assets and identifiable intangible assets.

On November 12, 2008, TelavaNV formed Telava Mobile, Inc. (“TM”) as a 80% majority-owned subsidiary for the purpose of entering the mobile services businesses offering prepaid mobile calling cards and unlimited mobile services throughout the United States of America.

Note 2 – Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplate continuation of the Company as a going concern.  The Company has recently sustained operating losses and has an accumulated deficit of $3,228,146 at June 30, 2011.  In addition, the Company has negative working capital of $5,362,999 at June 30, 2011.

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

The accompanying unaudited consolidated financial statements as of June 30, 2011 and for the three and six month periods ended June 30, 2011 and 2010 have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and of Regulation S-X.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the Securities and Exchange Commission’s rules and regulations. In the opinion of management, these unaudited consolidated interim financial statements include all adjustments and disclosures considered necessary to a fair statement of the results for the interim periods presented.  All adjustments are of a normal recurring nature.  The results of operations for the three and six months ended June 30, 2011 are not necessarily indicative of the results for the full fiscal year ending December 31, 2011.

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

Cash and Cash Equivalents

This includes all short-term highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less.  The Company has a restricted cash balance of $27,541 and $78,363 on June 30, 2011 and December 31, 2010, respectively, which is comprised of Certificates of Deposit.   The restricted cash is held in certificates of deposit at various banking institutions.  The Company is expected to maintain the amounts in the certificates of deposit per agreements with certain vendors.

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

Goodwill consisted of $1,835,873 as of June 30, 2011 and December 31, 2010 as a result of the IBFA purchase disclosed in the Company’s December 31, 2010 Form 10-K.

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

UNILAVA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 3 - Summary of Significant Accounting Policies (Continued)

Advertising Costs

The Company incurs advertising costs that are not considered direct response advertising and are expensed when incurred.  For the three months ended June 30, 2011 and 2010, the Company incurred approximately $1,840 and $750, respectively, in marketing and advertising expense.  For the six months ended June 30, 2011 and 2010, the Company incurred approximately $3,044 and $3,260, respectively, in marketing and advertising expense.

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

Earnings Per Common Share

The Company reports both basic and diluted earnings per share.  Basic earnings per share are calculated using the weighted average number of common shares outstanding in the period.  Diluted earnings per share includes potentially dilutive securities such as outstanding options and warrants using the “treasury stock” method and convertible securities using the “if-converted” method.   For the three and six  months  ended June 30, 2011 and 2010,  there were no potential common  equivalent  shares used in the  calculation of dilutive weighted  average  common shares  outstanding as the effect would be anti-dilutive because of the net loss.

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

Note 3 - Summary of Significant Accounting Policies (Continued)

Recent Accounting Pronouncements

The Company has evaluated the recent accounting pronouncements through ASU 2011-07 and believes that none of them will have a material effect on the Company’s financial statements, except for the following.

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

For the three months ended June 30, 2011 and 2010, approximately 5.3% and 4.0% of the Company's net sales were made to customers outside the United States.  For the six months ended June 30, 2011 and 2010, approximately 5.4% and 6.7% of the Company's net sales were made to customers outside the United States.

Note 4 – Accounts Receivable

The Company provides billing information to a third party billing company for the majority of its monthly billings.  Billings submitted are “filtered” by this billing company and the LEC’s. Net accepted billings are recognized as revenue and accounts receivable.  The billing company remits payments to the Company on the basis of cash ultimately received from the LEC’s by the billing company.  The billing company and LEC’s charge fees for services, which are netted against the gross accounts receivable balance. The billing companies also apply holdbacks to the remittance for potentially uncollectible accounts.  These dilution amounts will vary due to numerous factors and the Company may not be certain as to the actual amounts of dilution on any specific billing submittal until several months after that submittal.  The Company estimates the amount of these charges and holdbacks based on historical experience and subsequent information received from the billing companies.  The Company also estimates uncollectible account balances and provides an allowance for such estimates.  As of June 30, 2011 and December 31, 2010, the amount reserved for uncollectible account balances is $4,428 and $8,943, respectively.

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

Note 5 – Fixed Assets

Property and equipment consisted of the following at June 30, 2011 and December 31, 2010:

	June 30, 2011	December 31, 2010
Microwave towers	$1,999,152	$1,999,152

Computer equipment	225,053	225,053

Furniture & equipment	118,112	117,406

Software	35,858	35,858

Tenant improvements	186,949	186,949
	2,565,124	2,564,418
Accumulated depreciation	(797,081)	(717,959)

Fixed assets, net	$1,768,043	$1,846,459

Depreciation expense for the three months ended June 30, 2011 and 2010 was $38,845 and $41,975, respectively.  Depreciation expense for the six months ended June 30, 2011 and 2010 was $78,680 and $84,273, respectively.

Note 6 – Line of Credit and Notes Payable

As of June 30, 2011, the amount, maturity date and term of each of our loans and line of credit were as follows:

Lender	Principal Amount	Interest Rate	Maturity Date
Thermo Credit LLC	$1,718,208	14.50%	January 17, 2011
AHAP	40,000	Various	Upon Demand
Brilliant Capital	374,930	8.00%	Upon Demand
InfoCity, LLC and Others	999,176	8.00%	Upon Demand
Dr. Dicken Yung (related party)	172,000	3.25%	Upon Demand
Baldwin Yung (related party)	167,000	0.00%	Upon Demand
Boaz Yung (related party)	1,125	0.00%	Upon Demand

	$3,472,439

As of December 31, 2010, the amount, maturity date and term of each of our loans and line of credit were as follows:

Lender	Principal Amount	Interest Rate	Maturity Date
Thermo Credit LLC	$1,892,500	14.50%	January 17, 2011
AHAP	40,000	8.00%	Upon Demand
Brilliant Capital	170,000	8.00%	Upon Demand
InfoCity, LLC and Others	884,176	8.00%	Upon Demand
Dr. Dicken Yung (related party)	126,000	3.25%	Upon Demand
Baldwin Yung (related party)	10,000	0.00%	Upon Demand
Boaz Yung (related party)	1,125	0.00%	Upon Demand

	$3,123,801

We have a $2,000,000 revolving line of credit with the Thermo Credit LLC, pursuant to a credit agreement, dated July 17, 2010, between the Company and the bank. On April 2011 agreement was signed by Thermo Credit LLC, ESBI and LAYP to pay the collection on accounts receivable to Thermo Credit LLC directly.  This was set up to facilitate the direct pay down to the principle of the Line of Credit. This revolving line of credit is guaranteed/secured by the all of the assets of the Company including cash, accounts receivable and fixed assets (See Note 4 Accounts Receivable and Note 5 Fixed Assets). The credit agreement had certain debt covenants that the Company did not comply with during the years ended December 31, 2010 and 2009.  The first covenant was that the Company must maintain a ratio of cash flow to scheduled principal payments plus all accrued interest payments on funded debt of not less than 1 to 1 as of the end of each fiscal quarter.  The second covenant was that the Company must maintain a tangible net worth of not less than $0 as of the last day of each fiscal quarter.  The credit agreement terminated on January 17, 2011 and the Company is renegotiating the terms with the lender. As of June 30, 2011 the Line of Credit is in default status. (See Note 12, Subsequent Events)

Note 7 – Stockholders’ Equity (Deficit)

Preferred Stock

The Company has authorized 5,000,000 shares of no par value preferred stock available for issuance.  No shares of preferred stock are outstanding as of June 30, 2011.  Commensurate with the merger, the Company converted the former IWI Holdings outstanding Preferred Stock of 3,664,880 shares into 45,000,000 shares of common stock.

Common Stock

The authorized common stock is 120,000,000 shares at no par value.  As of June 30, 2011 and December 31, 2010, the Company had 100,052,888 and 100,052,888 shares of common stock issued but not outstanding, respectively.  The Company had 100,051,107 and 100,051,107 shares of common stock issued and outstanding, respectively.  As of June 30, 2011 and December 31, 2010, the Company had 1,781 and 1,781 shares of treasury stock.

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

Note 8 – Segment Reporting (Continued)

For the three months ended June 30, 2011

	Advertising Solutions	Wireless	Wireline	Other	Elimination	Consolidated
Revenue from external customers	$258,767	$53,483	$575,006	$-	$-	$887,256
Cost of revenue	66,963	67,752	290,325	-	-	425,040

Gross profit	191,804	(14,269)	284,681	-	-	462,216
	74%	(27)%	50%			52%
Operations and support expenses	481,201	17,484	234,006	7,233	-	739,924
Depreciation and amortization	18,486	19,987	372	-	-	38,845

Total segment operating expenses	499,687	37,471	234,378	7,233	-	778,769

Segment operating income	(307,883)	(51,740)	50,303	(7,233)	-	(316,553)

Total other income (expense)	(102,208)	(16,220)	-	-	-	(118,429)
Net loss allocable to minority interest		17,062				17,062
Segment income before income taxes	$(410,091)	$(50,898)	$50,303	$(7,233)	$(1)	$(417,920)

Segment assets	$2,815,984	$1,676,083	$2,133,155	$56	$(2,462,239)	$4,163,039

For the three months ended June 30, 2010

	Advertising Solutions	Wireless	Wireline	Other	Elimination	Consolidated
Revenue from external customers	$639,551	$5,337	$800,911	$-	$-	$1,445,799
Cost of revenue	270,943	27,199	351,924	-	-	650,066

Gross profit	368,608	(21,862)	448,987	-	-	795,733
	58%	(410)%	56%
Operations and support expenses	691,188	20,843	248,469	1,888	-	962,388
Depreciation and amortization	21,987	19,987	-	-	-	41,974

Total segment operating expenses	713,175	40,830	248,469	1,888	-	1,004,362

Segment operating income	(344,567)	(62,692)	200,518	(1,888)	-	(208,629)

Total other income (expense)	(84,158)	16,898	(6,950)	-	-	(74,210)
Net loss allocable to minority interest		5,209				5,209
Segment income before income taxes	$(428,725)	$(40,585)	$193,568	$(1,888)	$-	$(277,630)

Segment assets	$886,664	$1,781,606	$2,257,870	$531	$-	$4,926,671

 Note 8 – Segment Reporting (Continued)

For the six months ended June 30, 2011

	Advertising Solutions	Wireless	Wireline	Other	Elimination	Consolidated
Revenue from external customers	$550,920	$73,645	$1,200,748	$-	$-	$1,825,313
Cost of revenue	193,895	101,358	600,721	-	-	895,974

Gross profit	357,025	(27,713)	600,027	-	-	929,339
	65%	(38)%	50%			51%
Operations and support expenses	974,993	39,348	483,949	9,902	-	1,508,192
Depreciation and amortization	37,962	39,975	743	-	-	78,680

Total segment operating expenses	1,012,955	79,323	484,692	9,902	-	1,586,872

Segment operating income	(655,930)	(107,036)	115,335	(9,902)	-	(657,533)

Total other income (expense)	(188,322)	(32,259)	-	-	-	(220,581)
Net loss allocable to minority interest	-	34,440	-	-	-	34,440
Segment income before income taxes	$(844,252)	$(104,855)	$115,335	$(9,902)	$-	$(843,674)

Segment assets	$2,815,984	$1,676,083	$2,133,155	$56	$(2,462,239)	$4,163,039

For the six months ended June 30, 2010

	Advertising Solutions	Wireless	Wireline	Other	Elimination	Consolidated
Revenue from external customers	$1,371,796	$14,126	$1,474,794	$-	$-	$2,860,716
Cost of revenue	460,579	55,240	726,320	-	-	1,242,139

Gross profit	911,217	(41,114)	748,474	-	-	1,618,577
	66%	(291)%	51%
Operations and support expenses	1,401,180	58,901	534,965	8,834	-	2,003,880
Depreciation and amortization	44,297	39,975	-	-	1	84,273

Total segment operating expenses	1,445,477	98,876	534,965	8,834	1	2,088,153

Segment operating income	(534,260)	(139,990)	213,509	(8,834)	(1)	(469,576)

Total other income (expense)	(137,427)	104,991	(6,933)	-	-	(39,369)
Net loss allocable to minority interest		8,236				8,236
Segment income before income taxes	$(671,687)	$(26,763)	$206,576	$(8,834)	$(1)	$(500,709)

Segment assets	$886,664	$1,781,606	$2,257,870	$531	$-	$4,926,671

Note 9 –Commitments

A portion of our facilities are under operating leases that expire at various dates through 2014.  Rent expense was $135,360 and $142,325 for the three months ended June 30, 2011 and 2010, respectively.  Rent expense was $271,182 and $299,723 for the six months ended June 30, 2011 and 2010, respectively.

Minimum rental commitments under all non-cancelable leases with an initial term in excess of one year were as follows as of June 30, 2011:

Year Payable	Amount
2011	$279,664
2012	568,001
2013	221,352
2014 and Thereafter	7,763
Total	$1,076,780

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

Note 11 – Related Party Transactions

As of December 31, 2010, Dicken Yung, Chairman, had a loan balance of $126,000.  The amounts are due on demand and bear no interest.  During the six months ended June 30, 2011, the Company received a total of $55,000 in loans and repaid $9,000.  As of June 30, 2011, the balance owed was $172,000.

As of December 31, 2010, Baldwin Yung, CEO, had a loan balance of $10,000.  The amounts are due on demand and bear no interest.  During the six months ended June 30, 2011, the Company received a total of $157,000 in loans.  As of June 30, 2011, the balance owed was $167,000.

As of December 31, 2010, Baldwin Yung, CEO, had an outstanding accounts payable totaling $38,141 which is still owed by the Company.  As of June 30, 2011, the balance owed was $49,332.

As of December 31, 2010, Boaz Yung, EVP, had a loan balance of $1,125 as outstanding notes payable which is still owed by the Company.  The amounts are due on demand and bear no interest.  As of June 30, 2011, the balance owed was $1,125.

There were no other related party transactions in 2011.

Note 12 – Subsequent Events

The Company had signed a Memorandum of Understanding on December 7, 2009 to acquire 80% interest in China Dragon Telecom Limited and its affiliates based in Hong Kong, China.  The negotiations and execution of definitive agreements, regulatory approval and other customary conditions is expected to be completed in late 2011.  As of June 30, 2011, China Dragon Telecom Limited is still being audited by an accounting firm.

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

Our goal is to become a leading provider of communications services in the United States and the world. We offer our services and products to consumers, businesses, and other providers in the U.S. and worldwide. The services and products that we offer vary by market, and include:  wireless communications, local exchange services, long-distance services, data/broadband and Internet services, video services telecommunications equipment, wholesale services and directory advertising and publishing. We group our operating subsidiaries as follows, corresponding to our operating segments for financial reporting purposes:

·	Wireless subsidiaries provide both wireless voice and data communications services across the U.S. and, through agreements, in a substantial number of foreign countries;
·	Wireline subsidiaries provide primarily landline voice and data communication services, high-speed broadband and voice services;
·	Advertising solutions subsidiaries publish Local Area Yellow Pages directories and sell directory advertising and Internet-based advertising and local search; and
·	Other subsidiaries provide results from all corporate and other operations.

Second Quarter Financial Performance Highlights

The following summarizes certain key financial information for the second fiscal quarter of 2011.

·	Total Sales: Total Sales was $887,256 for the three months ended June 30, 2011, a decrease of $558,543, or 39%, from $1,445,799 for the same period last year..

·
Gross Profit and Margin: Gross profit was $462,216 for the three months ended June 30, 2011, a decrease of $333,517, or 42%, from $795,733 for the same period last year. Gross margin was 52% for the three months ended June 30, 2011, as compared to 55% for the same period last year.

·	Net Loss: Net loss was $417,920 for the three months ended June 30, 2011, an increase of $140,290, or approximately 51%, from $277,630 for the same period of last year.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Results of Operations

Comparison of Three Months Ended June 30, 2011 and 2010

The following table shows key components of our results of operations during the three months ended June 30, 2011 and 2010, in both dollars and as a percentage of our total sales.

U.S. dollars, except percentages	Three Months Ended June 30, 2011		Three Months Ended June 30, 2010
		Percent of		Percent of
	Dollars	Total Sales	Dollars	Total Sales
Total sales	$887,256	100%	$1,445,799	100%
Cost of sales	425,040	48%	650,066	45%
Gross profit	462,216	52%	795,733	55%

Salaries and payroll	387,770	44%	441,040	31%
Selling, general and administrative expenses	352,154	40%	521,347	36%
Depreciation and amortization	38,845	4%	41,975	3%
Income (loss) from operations	(316,553)	(36)%	(208,629)	(14)%

Other income (expense)	(118,429)	(13)%	(74,210)	(5)%
Loss before non-controlling interest	(434,982)	(49)%	(282,839)	(20)%
Net loss allocable to non-controlling interest	17,062	2%	5,209	-
Net loss	$(417,920)	(47)%	$(277,630)	(19)%

Total Sales. Our total sales decreased 39% to $887,256 in the three months ended June 30, 2011 from $1,445,799 in the same period last year, primarily as a result of a decrease in sales in our online advertising business.

Cost of sales. Our cost of sales decreased 35% to $425,040 in the three months ended June 30, 2011, from $650,066 in the same period last year, mainly due to a decrease in sales and an increase in costs associated with our marketing campaign and training costs for our underperforming marketing centers during the 2011 period.

Gross profit and gross profit margin. Our gross profit decreased 42% to $462,216 in the three months ended June 30, 2011, from $795,733 in the same period last year. The gross profit margin (gross profit as a percentage of total sales) was 52% for the three months ended June 30, 2011 and 55% for the three months ended June 30, 2010. The decrease in the gross profit margin was primarily due to a decrease in overall sales.

Salaries and payroll.   Our salaries and payroll expenses decreased 12% to $387,770 in the three months ended June 30, 2011 from $441,040 in the same period last year, mainly due to a reduction in personnel and related payroll expenses during the 2011 period.

Selling, general and administrative expenses. Our selling, general and administrative expenses decreased 32% to $352,154 in the three months ended June 30, 2011, from $521,347 in the same period last year, mainly due to a decrease in rent expense in connection with our sublease of part of our office space and a decrease in promotional expenses.

Other income and expenses. Interest expense increased 14% to $118,550 in the three months ended June 30, 2011, from $103,677 in the same period in 2010, primarily due to an increase in loan interest associated with our continued payment of principal on the Thermo Credit LLC loan and increased borrowing.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Comparison of Three Months Ended June 30, 2011 and 2010 - continued

Income taxes. Income taxes remained flat at zero dollars in the three months ended June 30, 2011 from the same period in 2010, mainly due to recurring losses.

Net loss. As a result of the foregoing reasons, net loss increased 51% to $417,920 in the three months ended June 30, 2011, from $277,630 in the same period last year.

Segment Data

Net (loss) for the advertising solutions segment decreased 4% to ($410,091) in the three months ended June 30, 2011, from ($428,725) in the same period last year, mainly due to a decrease in sales, less efforts in direct marketing and higher attrition ratio.

Total assets for the advertising solutions segment increased 218% to $2,815,984 as of June 30, 2011 from $886,664 as of June 30, 2010, mainly due to increase in  receivables from intercompany accounts.

Net (loss) for the wireless segment increased 25% to ($50,898) in the three months ended June 30, 2011, from net loss of ($40,585) in the same period last year, mainly due to cancelations of co-location agreements.

Total assets for the wireless segment decreased 6% to $1,676,083 as of June 30, 2011, from $1,781,606 as of June 30, 2010, mainly due to amortization on tower assets.

Net income for the wireline segment decreased 74% to $50,303 in the three months ended June 30, 2011, from $193,568 in the same period last year, mainly due to an increase in marketing of wireless marketing and operating costs.

Total assets for the wireline segment decreased 6% to $2,133,155 as of June 30, 2011, from $2,257,870 as of June 30, 2011, mainly due to customer attrition.

 Comparison of Six Months Ended June 30, 2011 and 2010

The following table shows key components of our results of operations during the six months ended June 30, 2011 and 2010, in both dollars and as a percentage of our total sales.

U.S. dollars, except percentages	Six Months Ended June 30, 2011		Six Months Ended June 30, 2010
		Percent of		Percent of
	Dollars	Total Sales	Dollars	Total Sales
Total sales	$1,825,313	100%	$2,860,716	100%
Cost of sales	895,974	49%	1,242,139	43%
Gross profit	929,339	51%	1,618,577	57%

Salaries and payroll	759,639	42%	941,946	33%
Selling, general and administrative expenses	748,553	41%	1,061,934	37%
Depreciation and amortization	78,680	4%	84,273	3%
Income (loss) from operations	(657,533)	(36)%	(469,576)	(16)%

Other income (expense)	(220,581)	(12)%	(39,369)	(1)%
Loss before non-controlling interest	(878,114)	(48)%	(508,945)	(18)%
Net loss allocable to non-controlling interest	34,440	2%	8,236	(1)%
Net loss	$(843,674)	(46)%	$(500,709)	(18)%

Total Sales. Our total sales decreased 36% to $1,825,313 in the six months ended June 30, 2011 from $2,860,716 in the same period last year, primarily as a result of a decrease in sales in our online advertising business.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Cost of sales. Our cost of sales decreased 28% to $895,974 in the six months ended June 30, 2011, from $1,242,139 in the same period last year, mainly due to a decrease in sales and an increase in costs associated with our marketing campaign and training costs for our underperforming marketing centers during the 2011 period.

Gross profit and gross profit margin. Our gross profit decreased 43% to $929,339 in the six months ended June 30, 2011, from $1,618,577 in the same period last year. The gross profit margin (gross profit as a percentage of total sales) was 51% for the six months ended June 30, 2011 and 57% for the six months ended June 30, 2010. The decrease in the gross profit margin was primarily due to a decrease in overall sales.

Salaries and payroll.   Our salaries and payroll expenses decreased 19% to $759,639 in the six months ended June 30, 2011 from $941,946 in the same period last year, mainly due to a reduction in personnel and related payroll expenses during the 2011 period.

Selling, general and administrative expenses. Our selling, general and administrative expenses decreased 30% to $748,553 in the six months ended June 30, 2011, from $1,061,934 in the same period last year, mainly due to a decrease in rent expense in connection with our sublease of  part of our office space and a decrease in promotional expenses.

Other income and expenses. Interest expense increased 4% to $220,826 in the six months ended June 30, 2011, from $213,109 in the same period in 2010, primarily due to a increase in loan interest associated with our Thermo Credit LLC loan and increased borrowing.

Income taxes. Income taxes remained flat at zero dollars in the six months ended June 30, 2011 from the same period in 2010, mainly due to recurring losses.

Net loss. As a result of the foregoing reasons, net loss increased 68% to $843,674 in the six months ended June 30, 2011, from $500,709 in the same period last year.

Segment Data

Net (loss) for the advertising solutions segment increased 26% to ($844,252) in the six months ended June 30, 2011, from ($671,687) in the same period last year, mainly due to a decrease in sales, less efforts in direct marketing and higher attrition ratio.

Total assets for the advertising solutions segment increased 218% to $2,815,984 as of June 30, 2011 from $886,664 as of June 30, 2010, mainly due to increase in  receivables from intercompany accounts.

Net (loss) for the wireless segment increased 292% to ($104,855) in the six months ended June 30, 2011, from net loss of ($26,763) in the same period last year, mainly due to cancelations of co-location agreements.

Total assets for the wireless segment decreased 6% to $1,676,083 as of June 30, 2011, from $1,781,606 as of June 30, 2010, mainly due to amortization on tower assets.

Net income for the wireline segment decreased 44% to $115,335 in the six months ended June 30, 2011, from $206,576 in the same period last year, mainly due to an increase in marketing of wireless marketing and operating costs.

Total assets for the wireline segment decreased 6% to $2,133,155 as of June 30, 2011, from $2,257,870 as of June 30, 2011, mainly due to customer attrition.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Liquidity and Capital Resources

As of June 30, 2011, we had cash and cash equivalents of approximately $45,006. The following table provides a summary of our net cash flows from operating, investing, and financing activities. To date, we have financed our operations primarily through net cash flow from operations, augmented by short-term bank and personal borrowings and equity contributions by our shareholders.

U.S. Dollars	Six Months Ended June 30,
	2011	2010
Net cash provided by (used in) operating activities	$(444,784)	$47,413
Net cash provided by (used in) investing activities	50,623	(1,682)
Net cash provided by (used in) financing activities	348,638	(130,398)
Net increase (decrease) in cash and cash equivalents	$(44,816)	$26,185

Operating Activities

Net cash used in operating activities was $444,784 in the six months ended June 30, 2011, compared to $47,413 provided by operating activities in the same period last year. Net loss after adjustment for noncash items was $(817,895) in the six months ended June 30, 2011.  This increase was primarily due to increased legal costs of underperforming subsidiaries.

Investing Activities

Net cash provided in investing activities in the six months ended June 30, 2011 was $50,623, compared to $(1,682) used in investing activities in the same period last year. The increase was mainly due to a redemption of a Certificate of Deposit.

Financing Activities

Net cash provided by financing activities in the six months ended June 30, 2011 was $348,638, compared to $(130,398) of net cash used in financing activities in the same period in 2010. The increase in net cash provided by financing activities was mainly due to cash proceeds from unrelated third-party loans offset by a repayment of the facility provided by Thermo Credit, LLC.

Capital Expenditures

Our capital expenditures for the six months ended June 30, 2011 and 2010 were $199 and $1,682, respectively. As of June 30, 2011, we had cash and cash equivalents of $45,006, primarily consisting of cash on hand and demand deposits.

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

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Loan Commitments

As of June 30, 2011, the amount, maturity date and term of each of our loans and line of credit were as follows:

Bank/Person(s)	Amount Outstanding	Interest Rate	Maturity Date
Thermo Credit LLC	$1,718,208	14.50%	Jan 17, 2011

Dr. Dicken Yung	$172,000	3.25%	Upon demand

Baldwin Yung	$167,000	0%	Upon demand

Boaz Yung	$1,125	0%	Upon demand

AHAP	$40,000	8%	Upon demand

Brilliant Capital	$374,930	8%	Upon demand

InfoCity LLC and others	$999,176	8%	Upon demand

TOTAL	$3,472,439

We have a $2,000,000 revolving line of credit with the Thermo Credit LLC, pursuant to a credit agreement, dated July 17, 2010, between the Company and the bank. In April 2011 an agreement was signed by Thermo Credit LLC, ESBI and LAYP to pay the collection on accounts receivable to Thermo Credit LLC directly. This was set up to facilitate the direct pay down of principle to the Line of Credit. This revolving line of credit is guaranteed/secured by the all of the assets of the Company including cash, accounts receivable and fixed assets. The credit agreement had certain debt covenants that the Company did not comply with during the years ended December 31, 2010 and 2009.  The first covenant was that the Company must maintain a ratio of cash flow to scheduled principal payments plus all accrued interest payments on funded debt of not less than 1-to-1 as of the end of each fiscal quarter.  The second covenant was that the Company must maintain a tangible net worth of not less than $0 as of the last day of each fiscal quarter.  The credit agreement terminated on January 17, 2011 and the Company is renegotiating the terms with the lender. Although the line of credit is currently in default status, the Company believes that a plan or an amendment of the facility can be negotiated.

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

·
Impairment of long-lived assets. The Company reviews the carrying amount of its long-lived assets, including intangibles, for impairment, each reporting period. An asset is considered impaired when estimated future cash flows are less than the carrying amount of the asset. In the event the carrying amount of such asset is considered not recoverable, the asset is adjusted to its fair value. Fair value is generally determined based on discounted future cash flow. For periods ended June 30, 2011 and December 31, 2010, the Company determined no impairment charges were necessary.

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

As required by Rule 13a-15(e), our management has carried out an evaluation, with the participation and under the supervision of our Chief Executive Officer and Chief Financial Officer, Mr. Baldwin Yung, of the effectiveness of the design and operation of our disclosure controls and procedures, as of June 30, 2011. Based upon, and as of the date of this evaluation, Mr. Yung, determined that, for the reasons disclosed below, as of June 30, 2011, and as of the date of this Report, our disclosure controls and procedures were not effective.

ITEM 4.	CONTROLS AND PROCEDURES - continued

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as based on framework established in Internal Control Integrated Framework issued by the committee of Sponsoring Organizations of the Treadway Commission (COSO) as of June 30, 2011. During our management’s review of our internal control over financial reporting as of June 30, 2011, our management identified the following material weaknesses in the company’s internal control over financial reporting:

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

It is Management’s opinion that the above weaknesses exist due to the small size of operating staff and the current phase of operations. In an effort to remediate the identified material weakness and enhance our internal controls, we have initiated, or plan to initiate, the following measures:

·	We plan to increase our personnel resources and technical accounting expertise within the accounting function when funds are available to us.

·
We will create a senior position to focus on financial reporting and standardizing and documenting our accounting procedures with the goal of increasing the effectiveness of the internal controls in preventing and detecting misstatements of accounting information.

We anticipate the costs of implementing these remediation initiatives will be approximately $50,000 to $100,000 a year in increased salaries and $50,000 to $100,000 a year in increased legal and accounting expenses.  We anticipate that these initiatives will be at least partially, if not fully, implemented before the end of 2011.  We also plan to test our updated controls and remediate our deficiencies by December 31, 2011.

Changes in Internal Control Over Financial Reporting

During the quarter ended June 30, 2011, there were no changes in our internal control over financial reporting identified in connection with the evaluation performed during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We have a $2,000,000 revolving line of credit with the Thermo Credit LLC, pursuant to a credit agreement, dated July 17, 2010, between the Company and the bank. On April 2011 agreement was signed by Thermo Credit LLC, ESBI and LAYP to pay the collection on accounts receivable to Thermo Credit LLC directly.  This was set up to facilitate the direct pay down to the principle of the Line of Credit. This revolving line of credit is guaranteed/secured by the all of the assets of the Company including cash, accounts receivable and fixed assets.  The credit agreement had certain debt covenants that the Company did not comply with during the years ended December 31, 2010 and 2009.  The first covenant was that the Company must maintain a ratio of cash flow to scheduled principal payments plus all accrued interest payments on funded debt of not less than 1 to 1 as of the end of each fiscal quarter.  The second covenant was that the Company must maintain a tangible net worth of not less than $0 as of the last day of each fiscal quarter.  The credit agreement terminated on January 17, 2011 and the Company is renegotiating the terms with the lender. As of June 30, 2011 the Line of Credit is in default status.

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

Date: August 15, 2011	UNILAVA CORPORATION

	By:	/s/ Baldwin Yung
Baldwin Yung, Chief Executive Officer and Chief Financial Officer (Principal Executive, Financial and Accounting Officer)

EXHIBIT INDEX
Exhibit No.	Description
31.1	Certifications of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certifications of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certifications of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.