Form 10-Q
period 2011-09-30
Unilava Corp
filed 2011-11-21
CIK 923168

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10−Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2011

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

The number of shares outstanding of each of the issuer’s classes of common stock, as of November 18, 2011 is as follows:

Class of Securities	Shares Outstanding
Common stock, no par value	100,051,107

Quarterly Report on Form 10-Q
  Three and Nine Months Ended September 30, 2011

TABLE OF CONTENTS

PART I
FINANCIAL INFORMATION
		Page(s)
Item 1.	Financial Statements	3

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	29

Item 4.	Controls and Procedures	29

PART II OTHER INFORMATION

Item 1.	Legal Proceedings	31

Item 1A.	Risk Factors	31

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	31

Item 3.	Defaults Upon Senior Securities	31

Item 4.	(Removed and Reserved)	1

Item 5.	Other Information	31

Item 6.	Exhibits	32

	Signatures	33

PART I
FINANCIAL INFORMATION

ITEM 1.          FINANCIAL STATEMENTS.

The accompanying consolidated balance sheet of Unilava Corporation (the “Company”) at September 30, 2011, the consolidated statements of operations for the three and nine months ended September 30, 2011 and 2010 and the consolidated statements of cash flows for the nine months ended September 30, 2011 and 2010, have been prepared by the Company's management, in conformity with principles generally accepted in the United States of America.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

UNILAVA CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

Financial Statements	Page(s)

Consolidated Balance Sheets (Unaudited)	4

Consolidated Statements of Operations and Comprehensive Income (Unaudited)	5

Consolidated Statements of Cash Flows (Unaudited)	6

Notes to Consolidated Financial Statements (Unaudited)	7-20

UNILAVA CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2011	2010
ASSETS	(unaudited)	(audited)
CURRENT ASSETS
Cash	$-	$89,822
Certificates of deposit - current	27,543	28,363
Accounts receivable, net	388,439	510,531
Other current assets	47,988	44,344

Total current assets	463,970	673,060

Fixed assets, net	1,729,632	1,846,459
Certificates of deposit	-	50,000
Goodwill	1,835,873	1,835,873
Other Assets	94,044	98,979

TOTAL ASSETS	$4,123,519	$4,504,371

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Bank overdraft	$3,870	$-
Accounts payable and accrued expenses	2,333,655	2,099,995
Deferred rent - current	47,771	42,038
Line of credit	1,541,881	1,892,500
Notes payable	1,499,075	1,094,176
Notes payable - related party	580,006	137,125

TOTAL CURRENT LIABILITIES	6,006,258	5,265,834

Deferred rent - non current	50,200	85,535
TOTAL LIABILITIES	6,056,458	5,351,369

STOCKHOLDERS' DEFICIT
Preferred stock, no par value 5,000,000 shares authorized; issued and outstanding 0 and 0 outstanding at September 30, 2011 and December 31, 2010, respectively.	-	-

Common stock, no par value 120,000,000 shares authorized; issued but not outstanding 100,052,888 and 100,052,888, respectively; issued and outstanding 100,051,107 and 100,051,107 at September 30, 2011 and December 31, 2010, respectively.	1,519,074	1,519,074
Common stock payable	-	-
Treasury stock, 1,781 and 1,781 shares at September 30, 2011 and December 31, 2010, respectively	-	-
Accumulated deficit	(3,455,433)	(2,384,472)
Accumulated other comprehensive loss
(Foreign translation adjustment)	(66,647)	(63,694)

STOCKHOLDERS' DEFICIT OF UNILAVA	(2,003,006)	(929,092)
Non-controlling interest	70,067	82,094

TOTAL STOCKHOLDERS' DEFICIT	(1,932,939)	(846,998)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$4,123,519	$4,504,371

SEE ACCOMPANYING NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

UNILAVA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
 (UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Revenue	$871,594	$1,263,152	$2,696,907	$4,123,868
Cost of revenue	400,150	571,190	1,296,124	1,813,329
Gross profit	471,444	691,962	1,400,783	2,310,539

Costs and Expenses
Salaries and payroll taxes	315,624	407,129	1,075,263	1,349,075
Selling, general & administrative	349,838	603,573	1,098,391	1,665,507
Depreciation and amortization	37,987	40,690	116,667	124,963
Total costs and expenses	703,449	1,051,392	2,290,321	3,139,545

Loss from operations	(232,005)	(359,430)	(889,538)	(829,006)

Other Income (Expense)
Interest income	2	219	50	471
Other income	160,355	20,421	160,552	194,776
Interest expense	(132,814)	(118,777)	(353,643)	(331,886)
Other expense	(409)	-	(409)	(867)
Total other income (expense)	27,543	(98,137)	(193,450)	(137,506)

Loss before non-controlling interest	(204,462)	(457,567)	(1,082,988)	(966,512)
Net income (loss) allocable to non-controlling interest	(22,413)	17,079	12,027	25,315
Net loss	$(226,875)	$(440,488)	$(1,070,961)	$(941,197)

Comprehensive loss:
Foreign currency translation adjustment	$2,181	$(5,201)	$2,953	$43,831
Total comprehensive loss	$(224,694)	$(445,689)	$(1,068,008)	$(897,366)

Net loss per common share:
Basic	$(0.00)	$(0.00)	$(0.01)	$(0.01)
Weighted average common shares outstanding:
Basic	100,051,107	100,051,107	100,051,107	100,051,107

SEE ACCOMPANYING NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

UNILAVA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Nine Months Ended
	September 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,070,961)	$(941,197)
Adjustments to reconcile net loss
to net cash provided (used) in operating activities:
Depreciation and amortization	116,667	124,963
Change in deferred rent	(29,602)	(30,573)
Net loss allocated to non-controlling interest	(12,027)	(25,315)
CHANGES IN OPERATING ASSETS AND LIABILITIES:
Accounts receivable	122,092	792,656
Other current assets	(3,644)	(34,668)
Other assets	4,935	4,837
Accounts payable and accrued expenses	233,660	145,524

CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(638,880)	36,227

CASH FLOWS FROM INVESTING ACTIVITIES:
Redemption of certificates of deposit	50,820	(6,430)
Purchase of furniture and equipment	(199)	(2,077)

CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	50,621	(8,507)

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank overdraft	3,870	(168,312)
Proceeds from notes payable	404,899	130,000
Proceeds from line of credit	284	-
Repayment of line of credit	(350,903)	(43,820)
Proceeds from related party notes payable	457,000	-
Repayment of related party notes payable	(14,119)	(13,500)

CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	501,031	(95,632)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(2,594)	43,831
NET DECREASE IN CASH	(89,822)	(24,081)
CASH, beginning of period	89,822	83,573
CASH, end of period	$-	$59,492

Interest paid	$290,525	$28,853
Taxes paid	$-	$-

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

The Company consists of several subsidiaries which make up the consolidated financial statements.  The parent company is Unilava Corporation which is a holding company for the operating subsidiaries.  Local Area Yellow Pages has significant operating revenue.  Telava Wireless has significant assets.  Local Info Pages has overseas operations in Korea.  Telava Acquisitions is insignificant to the Company’s financial position and operating results.  Telava Mobile has minimal assets and operations.  IBFA has significant assets, liabilities and revenue.

TelavaNV, a privately owned company, was incorporated in Nevada on July 23, 2003 as Local Area Yellow Pages to provide advertising and directory listings for small and medium sized businesses on its internet website in a “Yellow Pages” format.  The Company provides those services to its subscribers for a monthly fee.  These services are provided primarily to small and medium sized businesses throughout the United States.  On July 10, 2007, Local Area Yellow Pages amended its Articles of Incorporation to change the name of the corporation to Telava Networks, Inc. (“TelavaNV”) for the purpose of launching its network to provide the next generation fixed and mobile WiMAX broad band solutions to small and medium businesses, public safety organizations, and others in various markets through its network.  TelavaNV continues its Yellow Pages operations while, at the same time, expanding its WiMAX network.  During the nine months ended September 30, 2011, nearly 24% of the Company’s revenues have been generated by its Yellow Pages business.

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

UNILAVA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 2 – Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplate continuation of the Company as a going concern.  The Company has recently sustained operating losses and has an accumulated deficit of $3,455,433 at September 30, 2011.  In addition, the Company has negative working capital of $5,542,288 at September 30, 2011.

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

The accompanying unaudited consolidated financial statements as of September 30, 2011 and for the three and nine month periods ended September 30, 2011 and 2010 have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and of Regulation S-X.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the Securities and Exchange Commission’s rules and regulations. In the opinion of management, these unaudited consolidated interim financial statements include all adjustments and disclosures considered necessary to a fair statement of the results for the interim periods presented.  All adjustments are of a normal recurring nature.  The results of operations for the three and nine months ended September 30, 2011 are not necessarily indicative of the results for the full fiscal year ending December 31, 2011.

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

Cash and Cash Equivalents

This includes all short-term highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less.  The Company has a restricted cash balance of $27,543 and $78,363 on September 30, 2011 and December 31, 2010, respectively, which is comprised of Certificates of Deposit.   The restricted cash is held in certificates of deposit at various banking institutions.  The Company is expected to maintain the amounts in the certificates of deposit per agreements with certain vendors.

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

Goodwill consisted of $1,835,873 as of September 30, 2011 and December 31, 2010 as a result of the IBFA purchase as disclosed in the Company’s December 31, 2010 Form 10-K.

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

UNILAVA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 3 - Summary of Significant Accounting Policies (Continued)

Advertising Costs

The Company incurs advertising costs that are not considered direct response advertising and are expensed when incurred.  For the three months ended September 30, 2011 and 2010, the Company incurred approximately $4,398 and $8,552, respectively, in marketing and advertising expense.  For the nine months ended September 30, 2011 and 2010, the Company incurred approximately $1,354 and $11,812, respectively, in marketing and advertising expense.

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

Earnings Per Common Share

The Company reports both basic and diluted earnings per share.  Basic earnings per share are calculated using the weighted average number of common shares outstanding in the period.  Diluted earnings per share includes potentially dilutive securities such as outstanding options and warrants using the “treasury stock” method and convertible securities using the “if-converted” method. For the three and nine  months  ended September 30, 2011 and 2010,  there were no potential common  equivalent  shares used in the  calculation of dilutive weighted  average  common shares  outstanding as the effect would be anti-dilutive because of the net loss.

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

UNILAVA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 3 - Summary of Significant Accounting Policies (Continued)

Recent Accounting Pronouncements

The Company has evaluated the recent accounting pronouncements through ASU 2011-09 and believes that none of them will have a material effect on the Company’s financial statements, except for the following.

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

For the three months ended September 30, 2011 and 2010, approximately 5.4% and 4.2% of the Company's net sales were made to customers outside the United States.  For the nine months ended September 30, 2011 and 2010, approximately 2.5% and 4.3% of the Company's net sales were made to customers outside the United States.

Note 4 – Accounts Receivable

The Company provides billing information to a third party billing company for the majority of its monthly billings.  Billings submitted are “filtered” by this billing company and the LEC’s. Net accepted billings are recognized as revenue and accounts receivable.  The billing company remits payments to the Company on the basis of cash ultimately received from the LEC’s by the billing company.  The billing company and LEC’s charge fees for services, which are netted against the gross accounts receivable balance. The billing companies also apply holdbacks to the remittance for potentially uncollectible accounts.  These dilution amounts will vary due to numerous factors and the Company may not be certain as to the actual amounts of dilution on any specific billing submittal until several months after that submittal.  The Company estimates the amount of these charges and holdbacks based on historical experience and subsequent information received from the billing companies.  The Company also estimates uncollectible account balances and provides an allowance for such estimates.  As of September 30, 2011 and December 31, 2010, the amount reserved for uncollectible account balances is $5,225 and $8,943, respectively.

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

UNILAVA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 5 – Fixed Assets

Property and equipment consisted of the following at September 30, 2011 and December 31, 2010:

	September 30, 2011	December 31, 2010
Microwave towers	$1,999,152	$1,999,152

Computer equipment	225,053	225,053

Furniture & equipment	114,960	117,406

Software	35,858	35,858

Tenant improvements	186,949	186,949
	2,565,124	2,564,418
Accumulated depreciation	(832,341)	(717,959)

Fixed assets, net	$1,729,632	$1,846,459

Depreciation expense for the three months ended September 30, 2011 and 2010 was $37,987 and $40,690, respectively.  Depreciation expense for the nine months ended September 30, 2011 and 2010 was $116,667 and $124,963, respectively.

UNILAVA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 6 – Line of Credit and Notes Payable

As of September 30, 2011, the amount, maturity date and term of each of our loans were as follows:

Lender	Principal Amount	Interest Rate	Maturity Date
Thermo Credit LLC	$1,541,881	17.00%	January 17, 2011 – In Default
AHAP	40,000	Various	Upon Demand
Brilliant Capital	414,899	8.00%	Upon Demand
InfoCity, LLC and Others	1,044,176	8.00%	Upon Demand
Dr. Dicken Yung (related party)	181,881	3.25%	Upon Demand
Baldwin Yung (related party)	347,000	0.00%	Upon Demand
Boaz Yung (related party)	1,125	0.00%	Upon Demand
Cherie Yung (related party)	50,000	0.00%	Upon Demand

	$3,620,962

As of December 31, 2010, the amount, maturity date and term of each of our loans were as follows:

Lender	Principal Amount	Interest Rate	Maturity Date
Thermo Credit LLC	$1,892,500	14.50%	January 17, 2011 – In Default
AHAP	40,000	8.00%	Upon Demand
Brilliant Capital	170,000	8.00%	Upon Demand
InfoCity, LLC and Others	884,176	8.00%	Upon Demand
Dr. Dicken Yung (related party)	126,000	3.25%	Upon Demand
Baldwin Yung (related party)	10,000	0.00%	Upon Demand
Boaz Yung (related party)	1,125	0.00%	Upon Demand

	$3,123,801

We have a $2,000,000 revolving line of credit with the Thermo Credit LLC, pursuant to a credit agreement, dated July 17, 2010, between the Company and the bank. This revolving line of credit is guaranteed/secured by the all of the assets of the Company including cash, accounts receivable and fixed assets (See Note 4 Accounts Receivable and Note 5 Fixed Assets). The credit agreement had certain debt covenants that the Company did not comply with during the years ended December 31, 2010 and 2009.  The first covenant was that the Company must maintain a ratio of cash flow to scheduled principal payments plus all accrued interest payments on funded debt of not less than 1 to 1 as of the end of each fiscal quarter.  The second covenant was that the Company must maintain a tangible net worth of not less than $0 as of the last day of each fiscal quarter.  The credit agreement terminated on January 17, 2011 and the Company is renegotiating the terms with the lender. As of September 30, 2011 the Line of Credit is in default status. (See Note 12, Subsequent Events)

UNILAVA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 7 – Stockholders’ Equity (Deficit)

Preferred Stock

The Company has authorized 5,000,000 shares of no par value preferred stock available for issuance.  No shares of preferred stock are outstanding as of March 31, 2011.  Commensurate with the merger, the Company converted the former IWI Holdings outstanding Preferred Stock of 3,664,880 shares into 45,000,000 shares of common stock.

Common Stock

The authorized common stock is 120,000,000 shares at no par value.  As of September 30, 2011 and December 31, 2010, the Company had 100,052,888 and 100,052,888 shares of common stock issued but not outstanding, respectively.  The Company had 100,051,107 and 100,051,107 shares of common stock issued and outstanding, respectively.  As of September 30, 2011 and December 31, 2010, the Company had 1,781 and 1,781 shares of treasury stock.

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

UNILAVA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 8 – Segment Reporting (Continued)

For the three months ended September 30, 2011

	Advertising Solutions	Wireless	Wireline	Other	Elimination	Consolidated
Revenue from external customers	$253,458	$45,950	$572,187	$-	$-	$871,594
Cost of revenue	51,672	59,243	289,236	-	-	400,150

Gross profit	201,786	(13,293)	282,951	-	-	471,444

Operations and support expenses	440,239	19,952	201,666	3,604	1	665,462
Depreciation and amortization	17,628	19,988	371	-	-	37,987

Total segment operating expenses	457,866	39,940	202,037	3,604	1	703,449

Segment operating income	(256,080)	(53,233)	80,914	(3,604)	(1)	(232,005)

Total other income (expense)	(116,296)	143,837	-	-	-	27,543

Net loss allocable to minority interest	-	(22,413)	-	-	-	(22,413)

Segment income before income taxes	$(372,376)	$68,191	$80,914	$(3,604)	$(1)	$(226,875)

Segment assets	$2,636,662	$1,682,023	$2,124,165	$137	$(2,319,468)	$4,123,519

For the three months ended September 30, 2010

	Advertising Solutions	Wireless	Wireline	Other	Elimination	Consolidated
Revenue from external customers	$563,715	$9,100	$690,337	$-	$-	$1,263,152
Cost of revenue	216,722	12,255	342,213	-	-	571,190

Gross profit	346,993	(3,155)	348,124	-	-	691,962

Operations and support expenses	594,105	30,495	383,582	2,521	-	1,010,703
Depreciation and amortization	20,703	19,988	-	-	-	40,691

Total segment operating expenses	614,808	50,483	383,582	2,521	-	1,051,394

Segment operating income	(267,815)	(53,638)	(35,458)	(2,521)	-	(359,432)

Total other income (expense)	(83,855)	797	1,999	-	-	(81,059)

Segment income before income taxes	$(351,670)	$(52,841)	$(33,459)	$(2,521)	$-	$(440,491)

Segment assets	$3,042,549	$1,789,540	$2,221,406	$512	$-	$4,649,879

UNILAVA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

 Note 8 – Segment Reporting (Continued)

For the nine months ended September 30, 2011

	Advertising Solutions	Wireless	Wireline	Other	Elimination	Consolidated
Revenue from external customers	$804,378	$119,595	$1,772,935	$-	$-	$2,696,907
Cost of revenue	245,567	160,601	889,957	-	-	1,296,124

Gross profit	558,811	(41,006)	882,978	-	-	1,400,783

Operations and support expenses	1,415,232	59,300	685,615	13,506	3	2,173,654
Depreciation and amortization	55,590	59,963	1,114	-	-	116,667

Total segment operating expenses	1,470,821	119,263	686,729	13,506	3	2,290,321

Segment operating income	(912,010)	(160,269)	196,249	(13,506)	(3)	(889,538)

Total other income (expense)	(305,028)	111,578	-	-	-	(193,450)

Net loss allocable to minority interest	-	12,027	-	-	-	12,027

Segment income before income taxes	$(1,217,038)	$(36,664)	$196,249	$(13,506)	$(3)	$(1,070,961)

Segment assets	$2,636,662	$1,682,023	$2,124,165	$137	$(2,319,468)	$4,123,519

For the nine months ended September 30, 2010

	Advertising Solutions	Wireless	Wireline	Other	Elimination	Consolidated
Revenue from external customers	$1,935,511	$23,226	$2,165,131	$-	$-	$4,123,868
Cost of revenue	677,301	67,495	1,068533	-	-	1,813,329

Gross profit	1,258,210	(44,269)	1,096,598	-	-	2,310,539

Operations and support expenses	1,995,286	89,395	918,547	11,354	-	3,014,582
Depreciation and amortization	65,000	59,963	-	-	-	124,963

Total segment operating expenses	2,060,286	149,358	918,547	11,354	-	3,139,545

Segment operating income	(802,076)	(193,627)	178,051	(11,354)	-	(829,006)

Total other income (expense)	(221,282)	114,025	(4,934)	-	-	(112,191)

Segment income before income taxes	$(1,023,358)	$(79,602)	$173,117	$(11,534)	$-	$(941,197)

Segment assets	$3,042,549	$1,790,946	$2,221,406	$512	$(2,404,128)	$4,651,285

UNILAVA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 9 –Commitments

A portion of our facilities are under operating leases that expire at various dates through 2014.  Rent expense was $136,024 and $142,325 for the three months ended September 30, 2011 and 2010, respectively.  Rent expense was $407,206 and $299,723 for the nine months ended September 30, 2011 and 2010, respectively.

Minimum rental commitments under all non-cancelable leases with an initial term in excess of one year were as follows as of September 30, 2011:

Year Payable	Amount
2011	$139,879
2012	568,001
2013	221,352
2014 and Thereafter	7,763
Total	$936,995

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

Illinois Agricultural Association v. IBFA Acquisition Co. LLC (“IBFA”) and Telava Acquisitions, LLC

The Illinois Agricultural Association (IAA) claims that IBFA and Telava Acquisitions, LLC has past due referral fees in the amount of approximately $95,000.  We have denied the allegations and are defending our position in arbitration.  The matter is in the discovery stage and a hearing has been set for June 2011.  The suit was filed with the American Arbitration Association – Commercial Dispute Unit of Illinois.  On September 8, 2011, the AAA granted the award to IAA in the amount of $118,971.11 in full settlement of the case.

Chen v. Unilava Corporation, et al.

In June 2010, Chris Chen, former Executive Vice President of Sales, filed a lawsuit against Unilava Corporation and Local Area Yellow Pages, Inc. (“LAYP”)  Mr. Chen seeks $49,613 in unpaid wages, $12,000 in statutory waiting time penalties and 4,300,000 shares of common stock or the fair market value of the common stock and attorneys’ fees.  In July 2010, Unilava and LAYP filed a cross-complaint seeking compensatory damages of no less than $3,000,000, punitive damages and attorneys’ fees.  The Court has ordered the parties to participate in mediation and they are in the process of selecting a mediator.  In September, both parties entered into an agreement to settle the case with prejudice.

Note 11 – Related Party Transactions

As of December 31, 2010, Dicken Yung, Chairman, had a loan balance of $126,000.  The amounts are due on demand and bear no interest.  During the nine months ended September 30, 2011, the Company received a total of $55,880 in loans.  As of September 30, 2011, the balance owed was $181,881.

As of December 31, 2010, Baldwin Yung, CEO, had a loan balance of $10,000.  The amounts are due on demand and bear no interest.  During the nine months ended September 30, 2011, the Company received a total of $180,000 in loans.  As of September 30, 2011, the balance owed was $347,000.

During the nine months ended September 30, 2011, the Company received a total of $50,000 in loans from Cherie Yung.  The amounts are due on demand and bear no interest.  As of September 30, 2011, the balance owed was $50,000.

As of December 31, 2010, Baldwin Yung, CEO, had an outstanding accounts payable totaling $38,141 which is still owed by the Company.  As of September 30, 2011, the balance owed $53,774.

As of December 31, 2010, Boaz Yung, EVP, had a loan balance of $1,125 as outstanding notes payable which is still owed by the Company.  The amounts are due on demand and bear no interest.  As of September 30, 2011, the balance owed was $1,125.

There were no other related party transactions in 2011.

UNILAVA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 12 – Subsequent Events

The Company had signed a Memorandum of Understanding on December 7, 2009 to acquire 80% interest in China Dragon Telecom Limited and its affiliates based in Hong Kong, China.  The negotiations and execution of definitive agreements, regulatory approval and other customary conditions is expected to be completed in late 2011.  As of September 30, 2011, China Dragon Telecom Limited is still being audited by an accounting firm.

The Company has an outstanding line of credit facility with Thermo Credit LLC (“Thermo Credit”) which is currently in default.  However,  the Company and the managing members of Thermo Credit have agreed to extend the facility, the terms and conditions of extending the facility are being negotiated as of the date of filing.  We anticipate that the terms and conditions will be finalized no later than the annual report filing date.

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

Use of Terms

Except as otherwise indicated by the context, references herein to “Unilava,” “we,” “us,” “our,” “our Company,” or “the Company” are to the combined business of Unilava Corporation, a Wyoming corporation, and its wholly-owned subsidiaries, Telava Networks, Telava Acquisitions, LIP and IBFA; and its majority owned subsidiariesTelava Wirelessand Telava Mobile, which are consolidated in the financial statements as adjusted for various minority interests.  In addition, unless the context otherwise requires:

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

Overview of Our Business

Unilava Corporation, a Wyoming corporation, was formerly known as IWI Holding Limited (“IWI”), and was engaged in the international jewelry business until its December 2007 disposal of the jewelry business. On September 21, 2009, IWI entered into an Agreement pursuant to which IWI acquired all of the outstanding shares of Telava Networks, Inc., a Nevada corporation (“Telava Networks”), in exchange for 55 million shares of stock. In addition, certain preferred stock of IWI which had been issued in 1994 for 3,644,880 was converted into 45 million shares of common stock. In connection with the closing of the acquisition, the Telava management was appointed as the members of IWI management, IWI remained the surviving entity and the name of IWI was changed to Unilava Corporation .

Though our subsidiaries, we provide a variety of communications services, products, and equipment that address the needs of small and medium sized enterprise businesses and consumers under the Unilava corporate brand, which includes our retail brands consisting of TelavaTM, CountryconnectTM, TelavaTM Mobile, Local Area Yellow Pages, Ttoore, Counia, and Nationwide Roadside Assistance. We are licensed to provide long distance services in 41 States and local phone services in 11 States. Through our carrier-grade microwave wireless broadband infrastructure and broadband Internet access partners, we offer mobile and high-definition IP-hosted voice services to residential, small and medium enterprises. We deliver small business a comprehensive and integrated suite of fee-based online and mobile advertising and web services. Headquartered in San Francisco, we have regional offices in Chicago, Seoul, Hong Kong, and Beijing.

Our goal is to become a leading provider of communications services in the United States and the world. We offer our services and products to consumers, businesses, and other providers in the U.S. and worldwide. The services and products that we offer vary by market, and include:  wireless communications, local exchange services, long-distance services, data/broadband and Internet services, video services telecommunications equipment, wholesale services and directory advertising and publishing. We group our operating subsidiaries as follows, corresponding to our operating segments for financial reporting purposes:

·	Wireless subsidiaries provide both wireless voice and data communications services across the U.S. and, through agreements, in a substantial number of foreign countries;
·	Wireline subsidiaries provide primarily landline voice and data communication services, high-speed broadband and voice services;
·	Advertising solutions subsidiaries publish Local Area Yellow Pages directories and sell directory advertising and Internet-based advertising and local search; and
·	Other subsidiaries provide results from all corporate and other operations.

Third Quarter Financial Performance Highlights

The following summarizes certain key financial information for the third fiscal quarter of 2011.

·	Total Sales: Total Sales was $871,594 for the three months ended September 30, 2011, a decrease of $391,558, or 31%, from $1,263,152 for the same period last year.

·
Gross Profit and Margin: Gross profit was $471,444 for the three months ended September 30, 2011, a decrease of $171,040, or 32%, from $691,962 for the same period last year. Gross margin was 54% for the three months ended September 30, 2011, as compared to 55% for the same period last year.

·	Net Loss: Net loss was $226,875 for the three months ended September 30, 2011, a decrease of $213,613, or approximately 48%, from $440,488 for the same period of last year.

·	Basic net income per share: Basic net income per share was approximately $0.00 for the three months ended September 30, 2011, as compared to approximately $0.00 for the same period last year.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Results of Operations

Comparison of Three Month Ended September 30, 2011 and 2010

The following table shows key components of our results of operations during the three months ended September 30, 2011 and 2010, in both dollars and as a percentage of our total sales.

U.S. dollars, except percentages	Three Months Ended September 30, 2011		Three Months Ended September 30, 2010
		Percent of		Percent of
	Dollars	Total Sales	Dollars	Total Sales
Total sales	$871,594	100%	$1,263,152	100%
Cost of sales	440,150	46%	571,190	45%
Gross profit	471,444	54%	691,962	55%

Salaries and payroll	315,624	36%	407,129	32%
Selling, general and administrative expenses	349,838	40%	603,573	48%
Depreciation and amortization	37,987	4%	40,609	3%
Income (loss) from operations	(232,005)	(27)%	(359,430)	(28)%

Other income (expense)	27,543	3%	(98,137)	(8)%
Loss before non-controlling interest	(204,462)	(23)%	(457,567)	(36)%
Net loss allocable to non-controlling interest	22,413	3%	17,079	(1)
Net loss	$(226,875)	(26)%	$(440,488)	(35)%

Total Sales. Our total sales decreased 31% to $871,594 in the three months ended September 30, 2011 from $1,263,152 in the same period last year, primarily as a result of a decrease in sales in our online advertising business.

Cost of sales. Our cost of sales decreased 30% to $440,150 in the three months ended September 30, 2011, from $571,190 in the same period last year, mainly due to a decrease in sales and an increase in costs associated with our marketing campaign and training costs for our underperforming marketing centers during the 2011 period.

Gross profit and gross profit margin. Our gross profit decreased 30% to $471,444 in the three months ended September 30, 2011, from $691,962 in the same period last year. The gross profit margin (gross profit as a percentage of total sales) was 54% for the three months ended September 30, 2011 and 55% for the three months ended September 30, 2010. The decrease in the gross profit margin was primarily due to a decrease in overall sales.

Salaries and payroll.   Our salaries and payroll expenses decreased 22% to $315,624 in the three months ended September 30, 2011 from $407,129 in the same period last year, mainly due to a reduction in personnel and related payroll expenses during the 2011 period.

Selling, general and administrative expenses. Our selling, general and administrative expenses decreased 42% to $349,838 in the three months ended September 30, 2011, from $603,573 in the same period last year, mainly due to a decrease in rent expense in connection with our sublease of s part of our office space and a decrease in promotional expenses.

Other income and expenses. Interest expense increased 12% to $132,814 in the three months ended September 30, 2011, from $118,777 in the same period in 2010, primarily due to an increase in loan interest associated with our default status with Thermo Credit LLC loan and additional borrowing.  Increase in other income was due to  brokerage fees received from tower sales in the three months ended September 30, 2011 of approximately $160,000.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Comparison of Three Months Ended September 30, 2011 and 2010 - continued

Income taxes. Income taxes remained flat at zero dollars in the three months ended September 30, 2011 from the same period in 2010, mainly due to recurring losses.

Net loss. As a result of the foregoing reasons, net loss increased 48% to $226,875 in the three months ended September 30, 2011, from $440,488 in the same period last year.

Segment Data

Net (loss) for the advertising solutions segment increased 6% to ($372,376) in the three months ended September 30, 2011, from ($351,670) in the same period last year, mainly due to a decrease in sales, less efforts in direct marketing and higher attrition ratio.

Total assets for the advertising solutions segment decreased 13% to $2,636,662 as of September 30, 2011 from $3,042,549 as of September 30, 2010, mainly due to decrease  in  receivables from customers and intercompany accounts.

Net income/(loss) for the wireless segment increased 229% to $68,191 in the three months ended September 30, 2011, from net loss of $(52,841) in the same period last year, mainly due to new broadband and wireless customers and usage.

Total assets for the wireless segment decreased 6% to $1,682,023 as of September 30, 2011, from $1,789,540 as of September 30, 2010, mainly due to amortization on tower assets.

Net income for the wireline segment increased 342% to $80,914 in the three months ended September 30, 2011, from a loss of $(33,459) in the same period last year, mainly due to an increase in marketing of wireless marketing and operating costs.

Total assets for the wireline segment decreased 4% to $2,124,165 as of September 30, 2011, from $2,221,406 as of September 30, 2011, mainly due to customer attrition.

Comparison of Nine Month Ended September 30, 2011 and 2010

The following table shows key components of our results of operations during the nine months ended September 30, 2011 and 2010, in both dollars and as a percentage of our total sales.

U.S. dollars, except percentages	Nine Months Ended September 30, 2011		Nine Months Ended September 30, 2010
		Percent of		Percent of
	Dollars	Total Sales	Dollars	Total Sales
Total sales	$2,696,907	100%	$4,123,868	100%
Cost of sales	1,296,124	48%	1,813,329	44%
Gross profit	1,400,783	52%	2,310,539	56%

Salaries and payroll	1,075,263	40%	1,349,075	33%
Selling, general and administrative expenses	1,098,391	41%	1,665,507	40%
Depreciation and amortization	116,667	4%	124,963	3%
Income (loss) from operations	(889,538)	(33)%	(829,006)	(20)%

Other income (expense)	(193,450)	(7)%	(137,506)	(3)%
Loss before non-controlling interest	(1,082,988)	(40)%	(966,512)	(23)%
Net loss allocable to non-controlling interest	12,027	0%	25,315	1%
Net loss	$(1,070,961)	(40)%	$(941,197)	(23)%

Total Sales. Our total sales decreased 35% to $2,696,907 in the nine months ended September 30, 2011 from $4,123,868 in the same period last year, primarily as a result of a decrease in sales in our online advertising business.

Cost of sales. Our cost of sales decreased 29% to $1,296,124 in the nine months ended September 30, 2011, from $1,813,329 in the same period last year, mainly due to a decrease in sales and an increase in costs associated with our marketing campaign and training costs for our underperforming marketing centers during the 2011 period.

Gross profit and gross profit margin. Our gross profit decreased 39% to $1,400,783 in the nine months ended September 30, 2011, from $2,310,539 in the same period last year. The gross profit margin (gross profit as a percentage of total sales) was 52% for the nine months ended September 30, 2011 and 56% for the nine months ended September 30, 2010. The decrease in the gross profit margin was primarily due to a decrease in overall sales.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Comparison of Nine Month Ended September 30, 2011 and 2010 - continued

Salaries and payroll.  Our salaries and payroll expenses decreased 20% to $1,075,263 in the nine months ended September 30, 2011 from $1,349,075 in the same period last year, mainly due to a reduction in personnel and related payroll expenses during the 2011 period.

Selling, general and administrative expenses. Our selling, general and administrative expenses decreased 34% to $1,098,391 in the nine months ended September 30, 2011, from $1,665,507 in the same period last year, mainly due to a decrease in rent expense in connection with our sublease of s part of our office space and a decrease in promotional expenses.

Other income and expenses. Interest expense increased 7% to $353,643 in the nine months ended September 30, 2011, from $331,886 in the same period in 2010, primarily due to an increase in loan interest associated with our default status with Thermo Credit LLC loan and additional borrowing.  Increase in other income was due to brokerage fees received from tower sales in the three months ended September 30, 2011 of approximately $160,000.

Income taxes. Income taxes remained flat at zero dollars in the nine months ended September 30, 2011 from the same period in 2010, mainly due to recurring losses.

Net loss. As a result of the foregoing reasons, net loss increased 14% to $1,070,961 in the nine months ended September 30, 2011, from $941,197 in the same period last year.

Comparison of Nine Months Ended September 30, 2011 and 2010

Net (loss) for the advertising solutions segment increased 18% to ($1,217,038) in the three months ended September 30, 2011, from ($1,023,358) in the same period last year, mainly due to a decrease in sales, less efforts in direct marketing and higher attrition ratio.

Total assets for the advertising solutions segment decreased 13% to $2,636,662 as of September 30, 2011 from $3,042,549 as of September 30, 2010, mainly due to decrease  in  receivables from customers and intercompany accounts.

Net (loss) for the wireless segment increased 53% to ($36,664) in the three months ended September 30, 2011, from net loss of $(79,602) in the same period last year, mainly due to new broadband and wireless customers and usage.

Total assets for the wireless segment decreased 6% to $1,682,023 as of September 30, 2011, from $1,790,946 as of September 30, 2010, mainly due to amortization on tower assets.

Net income for the wireline segment increased 13% to $196,249 in the three months ended September 30, 2011, from $173,117 in the same period last year, mainly due to an increase in marketing of wireless marketing and operating costs.

Total assets for the wireline segment decreased 4% to $2,124,165 as of September 30, 2011, from $2,221,406 as of September 30, 2011, mainly due to customer attrition.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Liquidity and Capital Resources

As of September 30, 2011, we had cash and cash equivalents of approximately $27,543. The following table provides a summary of our net cash flows from operating, investing, and financing activities. To date, we have financed our operations primarily through net cash flow from operations, augmented by short-term bank and personal borrowings and equity contributions by our shareholders.

U.S. Dollars	Nine Months Ended September 30,
	2011	2010
Net cash provided by (used in) operating activities	$(638,880)	$36,227
Net cash provided by (used in) investing activities	50,621	(8,507)
Net cash provided by (used in) financing activities	501,031	(95,632)
Effect on exchange rate change on cash	(2,594)	43,831
Net increase in cash and cash equivalents	$(89,822)	$(24,081)

Operating Activities

Net cash used in operating activities was $638,880 in the nine months ended September 30, 2011, compared with $36,227 provided by operating activities in the same period last year. Net loss after adjustment for noncash items was $(995,923) in the nine months ended September 30, 2011.  This increase was primarily due to increased funding and increased legal costs of underperforming subsidiaries.

Investing Activities

Net cash provided in investing activities in the nine months ended September 30, 2011 was $50,621, compared with $(8,507) used in investing activities in the same period last year. The increase was mainly due to an increase in investing activities.

Financing Activities

Net cash provided by financing activities in the nine months ended September 30, 2011 was $501,031, compared with $(95,632) of net cash used in financing activities in the same period in 2010. The increase in net cash provided by financing activities was mainly due to cash proceeds from unrelated third-party loans and related party loans offset by a repayment of the facility provided by Thermo Credit, LLC.

Capital Expenditures

Our capital expenditures for the nine months ended September 30, 2011 and 2010 were $199 and $2,077, respectively. As of September 30, 2011, we had cash and cash equivalents of $27,543, consisting of demand deposits.

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

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Loan Commitments

As of September 30, 2011, the amount, maturity date and term of each of our loans were as follows:

Bank/Person(s)	Amount Outstanding	Interest Rate	Maturity Date
Thermo Credit LLC	$1,541,881	17.00%	Jan 17, 2011

Dr. Dicken Yung	$181,881	3.25%	Upon demand

Baldwin Yung	$347,000	0%	Upon demand

Boaz Yung	$1,125	0%	Upon demand

AHAP	$40,000	8%	Upon demand

Cherie Yung	$50,000	8%	Upon demand

Brilliant Capital	$414,899	8%	Upon demand

InfoCity LLC and others	$1,044,176	8%	Upon demand

TOTAL	$3,620,962

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

As required by Rule 13a-15(e), our management has carried out an evaluation, with the participation and under the supervision of our Chief Executive Officer and Chief Financial Officer, Mr. Baldwin Yung, of the effectiveness of the design and operation of our disclosure controls and procedures, as of September 30, 2011. Based upon, and as of the date of this evaluation, Mr. Yung, determined that, for the reasons disclosed below, as of September 30, 2011, and as of the date of this Report, our disclosure controls and procedures were not effective.

During our management’s review of our internal control over financial reporting as of September 30, 2011, our management identified the following material weaknesses in the company’s internal control over financial reporting:

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

Changes in Internal Control Over Financial Reporting

During the quarter ended September 30, 2011, there were no changes in our internal control over financial reporting identified in connection with the evaluation performed during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Illinois Agricultural Association v. IBFA Acquisition Co. LLC (“IBFA”) and Telava Acquisitions, LLC

The Illinois Agricultural Association (IAA) claims that IBFA and Telava Acquisitions, LLC has past due referral fees in the amount of approximately $95,000.  We have denied the allegations and are defending our position in arbitration.  The matter is in the discovery stage and a hearing has been set for June 2011.  The suit was filed with the American Arbitration Association – Commercial Dispute Unit of Illinois. On September 8, 2011, the AAA granted the award to IAA in the amount of $118,971.11 in full settlement of the case.

Chen v. Unilava Corporation, et al.

In June 2010, Chris Chen, former Executive Vice President of Sales, filed a lawsuit against Unilava Corporation and LAYP.    Mr. Chen seeks $49,613 in unpaid wages, $12,000 in statutory waiting time penalties and 4,300,000 shares of common stock or the fair market value of the common stock and attorneys’ fees.  In July 2010, Unilava and LAYP filed a cross-complaint seeking compensatory damages of no less than $3,000,000, punitive damages and attorneys’ fees.  The Court has ordered the parties to participate in mediation and they are in the process of selecting a mediator.  In September, both parties entered into an agreement to settle the case with prejudice.

ITEM 1.	RISK FACTORS.

Investors are directed to the “Risk Factors” section of our Annual Report on Form 10-K with the SEC on April 11, 2011. There have been no material changes to the risk factors disclosed therein.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

We have a $2,000,000 revolving line of credit with the Thermo Credit LLC, pursuant to a credit agreement, dated July 17, 2010, between the Company and the bank. This revolving line of credit is guaranteed/secured by the all of the assets of the Company including cash, accounts receivable and fixed assets (See Note 4 Accounts Receivable and Note 5 Fixed Assets). The credit agreement had certain debt covenants that the Company did not comply with during the years ended December 31, 2010 and 2009.  The first covenant was that the Company must maintain a ratio of cash flow to scheduled principal payments plus all accrued interest payments on funded debt of not less than 1 to 1 as of the end of each fiscal quarter.  The second covenant was that the Company must maintain a tangible net worth of not less than $0 as of the last day of each fiscal quarter.  The credit agreement terminated on January 17, 2011 and the Company is renegotiating the terms with the lender. As of September 30, 2011 the Line of Credit is in default status.

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

Date: November 21, 2011	UNILAVA CORPORATION

	By:	/s/ Baldwin Yung
Baldwin Yung, Chief Executive Officer and Chief Financial Officer (Principal Executive, Financial and Accounting Officer)

EXHIBIT INDEX
Exhibit No.	Description
31.1	Certifications of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certifications of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certifications of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.