Form 10-K
period 2011-12-31
Unilava Corp
filed 2012-04-16
CIK 923168

  UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2011

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐ No ☒

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
(Do not check if a smaller reporting company)

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒

As of June 30, 2011 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the shares of the registrant’s common stock held by non-affiliates (based upon the closing price of such shares as quoted on the OTC Bulletin Board maintained by the Financial Industry Regulatory Authority) was approximately $1.2 million. Shares of the registrant’s common stock held by each executive officer and director and each by each person who owns 10% or more of the outstanding common stock have been excluded from the calculation in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

There were a total of 100,051,107 shares of the registrant’s common stock issued and outstanding as of April 13, 2012.

DOCUMENTS INCORPORATED BY REFERENCE

None.

UNILAVA CORPORATION
Annual Report on Form 10-K
For the Fiscal Year Ended December 31, 2011

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

PART I
ITEM 1.    BUSINESS

Overview of our Business

Through our consolidated subsidiaries, Telava Networks, Inc., Telava Acqusitions, Inc., Telava Wireless, Inc., Telava Mobile, Inc., Local Info Pages, Inc. and IBFA Acqusitions LLC , we provide a variety of communications services, products, and equipment that address the needs of small to medium enterprise businesses and consumers under the Unilava corporate brand which includes our retail brands consisting of Telava TM , Countryconnect TM , Telava TM Mobile, Local Area Yellow Pages, Counia, and Nationwide Roadside Assistance. We are licensed to provide long distance services in 41 States and local phone services in 11 States. Through our carrier-grade microwave wireless broadband infrastructure and broadband internet access partners, we offer mobile and high-definition IP-hosted voice services to residential, small and medium enterprises. We deliver small business a comprehensive and integrated suite of fee-based online and mobile advertising and web services. Headquartered in San Francisco, we have regional offices in Chicago, Seoul, Hong Kong, and Beijing.

Our History and Background

We were originally incorporated in the British Virgin Islands as IWI Holding Limited (“IWI”).  IWI was previously engaged in the international jewelry business. IWI went public via an initial public offering in 1994 and disposed of the subsidiary on December 31, 2007. On September 21, 2009, IWI entered into an agreement pursuant to which IWI acquired at closing on September 30, 2009, all of the outstanding shares of Telava Networks, Inc., a Nevada corporation (“Telava”), in exchange for 55 million newly issued shares of common stock. In addition, certain preferred stock of IWI which had been issued in 1994 totaling 3,644,880 shares was converted into 45 million shares of common stock. In connection with the closing of the acquisition, the Telava management was appointed as the members of IWI management, IWI continued as a Wyoming corporation, and the name of IWI was changed to Unilava Corporation (“Unilava”).

The Company consists of several subsidiaries which make up the consolidated financial statements.  The parent company is Unilava Corporation which is a holding company for the operating subsidiaries.  Telava Networks, Inc (Local Area Yellow Pages) has significant operating revenue.  Telava Wireless has significant assets.  Local Info Pages has overseas operations in Korea.  Telava Acquisitions is insignificant to the Company’s financial position and operating results.  Telava Mobile has minimal assets and operations.  IBFA has significant assets, liabilities and revenue.

TelavaNV, a privately owned company, was incorporated in Nevada on July 23, 2003 as Local Area Yellow Pages to provide advertising and directory listings for small and medium sized businesses on its internet website in a “Yellow Pages” format.  The Company provides those services to its subscribers for a monthly fee.  These services are provided primarily to small and medium sized businesses throughout the United States.  On July 10, 2007, Local Area Yellow Pages amended its Articles of Incorporation to change the name of the corporation to Telava Networks, Inc. (“TelavaNV”) for the purpose of launching its network to provide the next generation fixed and mobile WiMAX broad band solutions to small and medium businesses, public safety organizations, and others in various markets through its network.  TelavaNV continues its Yellow Pages operations while, at the same time, expanding its WiMAX network.  For the year ended December 31, 2011, nearly 24% of the Company’s revenues have been generated by its Yellow Pages business.

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

ITEM 1.    BUSINESS- continued

With the expansion of our company through acquisitions, the resulting ownership consolidation of IBFA, and continuing advances in technology, we plan to offer new services that combine our traditional wireline and wireless services, thereby making our customers’ lives more convenient and productive and further innovating the communications and entertainment industry. In 2012, we plan to focus on the areas discussed below.

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

Our GSM third generation (3G) network technology covers most major metropolitan areas of the U.S. This technology provides superior speeds for data and video services, as well as operating efficiencies, using the same spectrum and infrastructure for voice and data on an IP-based platform. Our wireless network also relies on digital transmission technologies known as Global System for Mobile Communication (GSM), General Packet Radio Services (GPRS) and Enhanced Data Rates for GSM Evolution (EDGE) for data communications.  Our GSM network have also announced plans to transition our network to more advanced Long Term Evolution technology in 2012 as network equipment and handsets are expected to become widely available.

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

Due to the rapid and positive evolution of factors that continue to encourage growth in the communications sector, along with the acquisition opportunities that lend themselves to the current environment, we have projected a substantial increase in our customer base and top line revenue, and hope to generate positive net income. The map below (Figure 1) shows a representative wireless network footprint and identifies access to fiber capacity and reciprocal wireless networks.

ITEM 1.    BUSINESS- continued

Figure 1: Network Footprint

[
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

ITEM 1.    BUSINESS - continued

Wireline Services

Our wireline subsidiaries provide both retail and resell communication services domestically and internationally. Our wireline operation provided approximately 66% of 2011 operating revenues. We divide our wireline services into three product-based categories: local, long distance and other.  Revenues from our traditional voice services have been declining as customers have been switching to wireless, cable and other internet-based providers. In addition, the continuing economic recession has caused wireline customers to terminate their residential or business phone service as individuals have lost jobs or otherwise combined households and businesses have closed or reduced operations. We have responded by offering packages of combined voice and data services, including broadband and video, and intend to continue this strategy during 2012.

Wireless Voice Services

Voice includes traditional local and long-distance service provided to retail customers and wholesale access to our network and individual network elements provided to competitors. At December 31, 2011, our wireline subsidiaries served approximately 55,000 active consumer access lines. We also have a number of integrated voice and data services, such as integrated network connections, that provide customers the ability to integrate access for their voice and data services, the data component of which is included in the data category. Additionally, voice revenues do not include any of our VoIP revenues, which are included in data revenues.

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

Advertising Solutions

Advertising Solutions includes our directory operations, which sell Yellow Pages online internet-based directory advertising and local search. The online business directory is a comprehensive and invaluable business portal that allows searchers to quickly access local and online business information, including instant maps, direct links to featured business websites, and other valuable tools and resources. Advertising Solutions provided approximately 29% of total operating revenues in 2011. This operation sells advertising services throughout the United States and in South Korea under the brand name Local Info Pages, Inc. (“LIP”).  Headquartered in Seoul, LIP, a Unilava wholly owned subsidiary, is one of the leading direct marketing and business service companies in Korea. We connect advertisers to targeted audiences through its network advertising products and services. Through the acquisition of websites from Ttoore/Counia, we enable advertisers to directly reach consumers with branded media products, coupons and other advertisements. Consumers trust us to deliver the best values in town via direct and online coupons. For advertisers, we offer business advertising solutions by enabling them to sell their products and services in person, online or through the mail.

LIP offers brands that include:

*	Counia.com – the trusted local coupon website consumers visit frequently for savings and values; and

*
Local114.co.kr – South Korea’s online yellow pages and business service provider enabling emerging enterprises with bundled solutions, including website development, internet advertising, and other member value-added services.

Other Products and Services

Our Other businesses include operations from Nationwide Roadside Assistance, our roadside services subsidiary, operator services, corporate and other operations. The Other operations provided approximately 4% of total operating revenues.

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

No customer accounted for 10% or more of our consolidated revenues in 2011, 2010, 2009 or 2008.  We do not depend on one or a few major customers for our revenues.

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

Employees

As of December 31, 2011, we employed approximately 28 persons who are all full time employees worldwide. The following table illustrates the allocation of these employees among the various job functions conducted at our company.

Department	Number of Employees
Management and Administration	6
Business Development	3
Finance and Accounting	2
Technical and Engineering	5
Customer Service	9
Sales and Marketing	3
TOTAL	28

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

If our technology, products and services become obsolete, our business operations would be materially adversely affected. The market in which we compete is characterized by rapid technological change, evolving industry standards, introductions of new products, and changes in customer demands that can render existing products obsolete and unmarketable. Our current products will require continuous upgrading or our technology will become obsolete. Our future success will depend upon our ability to address the increasingly sophisticated needs of our customers by supporting existing and emerging hardware, software, database, and networking platforms and by developing and introducing enhancements to our existing products and new products on a timely basis that keep pace with technological developments, evolving industry standards, and changing customer requirements. There were minimal research and development expenses for the years ended December 31, 2011 and 2010, respectively.

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

ITEM 1B.   UNRESOLVED STAFF COMMENTS

None.

ITEM 2.    PROPERTIES

Our primary administrative offices are located in San Francisco, California.  We also have offices in Korea and Chicago.  Unilava Corp. and its subsidiaries do not own any real property. The following information presents certain information about our leased properties:

	Approximate	Date Current	Average
Location	Square Feet	Lease Expires	Monthly Rent

Headquarters 353 Sacramento Street, Suite 1500 San Francisco, CA	5,049 sq. ft.	April 30, 2013	$39,172

Chicago Office 1850 Howard Street, Unit C Elk Grove Village, IL	5,437 sq. ft.	February 28, 2014	$3,709

Korea Office 6F Seoul Building 677 Yeoksam-Dong, Gangnam-Gu Seoul, Korea 135-080	2,703 sq. ft.	April 30, 2012	$1,591

 ITEM 3.    LEGAL PROCEEDINGS

As of December 31, 2011, we had no material pending legal proceedings, except for the following.

Vermont Attorney General Investigation Against Local Area Yellow Pages (“LAYP”)

The Vermont Attorney General has an active investigation into the business practices of LAYP focusing on whether certain notices and a three day right to cancel were provided to customers.  The Vermont Attorney General has proposed to settle if, LAYP will agree to issue a full refund to all Vermont customers whose telephone bills were charged and a payment of $10,000 in civil penalties and injunctive relief.  The amount for the full refund to all Vermont customers is estimated approximately $65,000.  The suit was filed in the Superior Court of Vermont.

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

Chen v. Unilava Corporation, et al.

In June 2010, Chris Chen, former Executive Vice President of Sales, filed a lawsuit against Unilava Corporation and Local Area Yellow Pages, Inc. (“LAYP”)  Mr. Chen seeks $49,613 in unpaid wages, $12,000 in statutory waiting time penalties and 4,300,000 shares of common stock or the fair market value of the common stock and attorneys’ fees.  In July 2010, Unilava and LAYP filed a cross-complaint seeking compensatory damages of no less than $3,000,000, punitive damages and attorneys’ fees.  The Court has ordered the parties to participate in mediation and they are in the process of selecting a mediator.  In September, both parties entered into an agreement to settle the case with prejudice.  Unilava Corporation and LAYP had to pay damages of approximately $50,000.

McLane v. Unilava Corporation, et al.

In February 2011, Caron McLane, former employee, filed a lawsuit against Unilava Corporation and Local Area Yellow Pages, Inc. (“LAYP”) and claims that she was wrongly terminated by the company.  Ms. McLane seeks for damages for the wrongly termination claims. The company intends to vigorously defend the case and does not intend to settle the case with Ms. McLane.

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

	High	Low
Quarter Ended:
March 31, 2010 June 30, 2010 September 30, 2010 December 31, 2010	$0.25 $0.25 $0.75 $0.65	$0.25 $0.25 $0.55 $0.14
Quarter Ended:
March 31, 2011 June 30, 2011 September 30, 2011 December 31, 2011	$0.09 $0.04 $0.02 $0.02	$0.02 $0.01 $0.01 $0.00

Holders

We currently have 100,051,107 shares of our common stock issued and outstanding as of April 13, 2012, which are held of record and beneficially owned by 65 persons not including those shares held in “street name.”

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

Report of Offering of Securities and Use of Proceeds Therefrom

Not Applicable.

 Company repurchases of common stock during the year ended December 31, 2011

There were no Company repurchases of common stock during the year ended December 31, 2011.

ITEM 5.    MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND COMMON STOCK REPURCHASES - continued

Sales of Unregistered Securities during the year ended December 31, 2011

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

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires us to make judgments, assumptions and estimates that affect the amounts reported.  Note 3 of Notes to Financial Statements describes the significant accounting policies used in the preparation of the financial statements.  Certain of these significant accounting policies are considered to be critical accounting policies, as defined below.

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

Telava NV and LIP :  The Company’s revenue is generated by customer subscriptions of directory and advertising services.  Revenue is billed and recognized monthly for services subscribed in that specific month.  The Company utilizes outside billing companies to transmit billing data, much of which is forwarded to Local Exchange Carriers (“LEC’s”) that provide local telephone service.

LEC Billing :  When a customer subscribes to the Company’s service, an electronic customer file is created which is the basis for the billing.  The Company submits gross billings electronically to third party billing aggregators. These billing aggregators compile and format electronic customer files and forward the billing records to the appropriate LEC’s.  The billing for our service flows through to monthly bills of the individual LEC customers.  The LEC’s collect the Company’s billing and remit amounts to the billing aggregators, which in turn remit funds to the Company.  The following are significant accounting estimates and assumptions used in the revenue recognition process with respect to these billings.

Customer refunds :  The Company’s customer refund policy allows the customer to request a refund if they are not satisfied with the service within the first 30 days of the subscription.  The Company accrues for refunds based on historical experience of refunds as a percentage of new billings in that 30-day period.  Customer refunds are based on historical operations and since the refunds have been insignificant the Company does not have a reserve against gross revenue.

Non-paying customers :  There are customers who may not pay the fee for our services even though the Company believes they are valid subscribers.  Included in cost of services is an accrual for estimated non-paying customers that are recorded at the time of billing.

  Dilution :   The Company recognizes revenue during the month for which the service is provided based on net billings accepted by the billing aggregators and recognizes revenue only for accepted records.  However, subsequent to this acceptance, there are instances in the LEC billing process where a customer cannot be billed due to changes in telephone numbers, telephone carriers, data synchronization issues, etc.  These amounts that ultimately cannot be billed, as well as certain minor billing adjustments by the LEC’s, are commonly referred to as “dilution.”  Such unbillable accounts and chargebacks are estimated at the time of billing and charged against net revenues.

Fees :  Both the billing aggregator and the LEC charge processing fees.  Additionally, the LEC charges fees for responding to billing inquiries by its customers, processing refunds, and other customer-related services.  Such fees are estimated at the time of billing and charged to cost of services.

Revenue for billings to certain customers billed directly by the Company and not through the LEC’s, is recognized based on estimated future collections.  The Company continuously reviews this estimate for reasonableness based on its collection experience.

Telava Wireless :  Leasing revenue for towers are recognized on a monthly basis based on the terms and conditions of the lease agreements.

LIP :  Printing revenue for coupon books are recognized as services are performed.

IBFA :   Wireless services and wireline voice and data communication services. Revenue is recognized at the time of delivery of the products or services, and the collectibility is reasonably assured. The Group assesses its revenue arrangements against specific criteria in order to determine if it is acting as principal or agent.

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

Results of Operations for the Fiscal Years Ended December 31, 2011 and 2010

Our revenue for the year ended December 31, 2011 was $3,523,327, a $1,783,127 or 34% decrease compared to the revenue of $5,306,454 for the year ended December 31, 2010.  The decrease in revenue was primarily derived from a decline in marketing effort in the online advertising solutions revenue.

Our receivables for the year ended December 31, 2011 was $320,587, a 37% decrease compared to the receivables of $510,531 for the year ended December 31, 2010.  A decrease was due to a change in billing policies and restrictions adopted by the third party billing aggregators and imposed by certain LECs pertaining to our operations in the advertising solutions business combined with the decrease in revenue.

Our accounts payable and notes payable for the year ended December 31, 2011 were $2,859,825 and $2,099,995, a 36% increase - $759,830 and a 55%. A $599,899 increase in notes payable to $1,694,075 from $1,094,176 for the year ended December 31, 2011 and 2010, respectively.  A significant part of the increase in notes payable was due to additional capital needed to pay off some liabilities after assumption of liabilities for the IBFA acquisition and to sustain operations.

Our line of credit for the year ended December 31, 2011 was $1,507,176, a 20% decrease compared the balance as of December 31, 2010.  The decrease was due to repayments of the line of credit during the year.  As of the date of this filing, the line of credit is in default and we are renegotiating the terms with the lender.

The cost of sales for the years ended December 31, 2011 and 2010 totaled $1,987,926 and $2,345,112, respectively.  The $357,186, or 15% decrease in 2010 was due to decrease in overall sales and lowering of costs incurred in sales.

Our gross profit decreased $1,425,941 or 48% to $1,535,401 for the year ended December 31, 2011 from $2,961,342 for the year ended December 31, 2010.  The gross margin decreased from 56% to 44% as a result of retention ratio of IBFA customer base related to the acquisition of IBFA.

Operating expenses increased $537,525 or 14% to $4,286,516 for the year ended December 31, 2011 from $3,748,991 for the year ended December 31, 2010.  The increase was attributed to the goodwill impairment totaling $1,068,000.  However, there was a substantial decrease in headcount and better control of the expenses associated with market expansion and sales growth in other businesses and expenses related to the operations of IBFA.

Other expense for the years ended December 31, 2011 and 2010 were $329,033 and $258,548, respectively.  The $70,485 or 27% increase in other expense was due primarily to increase in interest expenses.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Net loss for the year ended December 31, 2011 and 2010 was $2,986,289 and $1,002,743, respectively.  The $1,983,546 or 198% increase in our net loss was primarily the result of the impairment of goodwill and the increased costs related to our facility and expansion into other markets and additional costs associated with the operation of IBFA.

Segment Results

Our wireless revenue was $156,745 in 2011 and $68,067 in 2010.  The increase was due to increase in customer base in wireless products such as prepaid phone and enhanced broadband businesses.  The wireless operation contributed less than 4% of the overall operating revenue of the company.

Our wireline revenue was $2,329,224 in 2011 and $2,794,649 in 2010.  The significant decrease was due to decrease in internet service revenue.  The wireline operation contributed to more than 66% of the overall revenue of the company.

Our advertising solutions revenue was $1,037,358 in 2011 and $2,433,738 in 2010.  The decrease was due to decrease in marketing efforts in certain markets and regions due to LEC restrictions.  However, our operating profit was at 70% compared to 66% in 2010.  The increase in operating profit margin was due to steady retention of customer base in the advertising solutions business.  The operating expense was $2,019,188 which was lower than that of 2010 due to more control in costs associated with operations.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Inflation

Although our operations are influenced by general economic conditions, we do not believe inflation had a material effect on the results of operations during the year ended December 31, 2011.   However, there can be no assurance our business will not be affected by inflation in the future.

ITEM 8.    FINANCIAL STATEMENTS

The information required by this Item is submitted as a separate section of this Form 10-K. See CONSOLIDATED AUDITED FINANCIAL STATEMENTS AND NOTES.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a] 15(e) and 15d] 15(e) under the Securities Exchange Act of 1934 (the Exchange Act)). Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on our assessment, we determined that, as of December 31, 2011, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, because of the material weaknesses in our internal control over financial reporting described below, our disclosure controls and procedures were not effective to satisfy the objectives for which they are intended.

Notwithstanding management’s assessment that our internal control over financial reporting was ineffective as of December 31, 2011 due to the material weakness described below under Management’s Report on Internal Control Over Financial Reporting, we believe that the consolidated financial statements included in this Annual Report on Form 10-K correctly present our financial condition, results of operations and cash flows for the fiscal years covered thereby in all material respects.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as based on framework established in Internal Control Integrated Framework issued by the committee of Sponsoring Organizations of the Treadway Commission (COSO) as of December 31, 2011. Based on such evaluation, our management, including the CEO and CFO, has concluded that the Company’s internal control over financial reporting as of December 31, 2011 is ineffective.

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

We plan to increase our personnel resources and technical accounting expertise within the accounting function when funds are available to us. We will create a senior position to focus on financial reporting and standardizing and documenting our accounting procedures with the goal of increasing the effectiveness of the internal controls in preventing and detecting misstatements of accounting information. We anticipate the costs of implementing these remediation initiatives will be approximately $50,000 to $100,000 a year in increased salaries and $50,000 to $100,000 a year in increased legal and accounting expenses.  We anticipate that these initiatives will be at least partially, if not fully, implemented by December 31, 2012.  Additionally, we plan to test our updated controls and remediate our deficiencies by December 31, 2012.

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

Changes in Internal Controls

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the year ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

Not Applicable.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The members of the Board of Directors of Unilava, Inc. serve until the next annual meeting of stockholders, or until their successors have been elected.  The officers serve at the pleasure of the Board of Directors.  The following sets forth information about our directors and executive officers:
The address of each, unless otherwise noted, is 353 Sacramento Street, Suite 1500, San Francisco California.

			Number of Shares	Percentage of
Name	Office	Age	Owned (1)	Shares Owned (1)

Baldwin Yung	PRESIDENT/CEO/	40	5,500,000	5.50%
	CFO/DIRECTOR

Boaz Yung	Executive Vice President	32	1,375,000	1.30%

Dicken Yung	Director	75	2,475,000	2.40%

Michael Corrigan	Director	62	--	--

Ruth Brown	Director	65	--	--

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE - continued

			Number of	Percentage of
Name	Office	Age	Shares Owned (1)	Shares Owned (1)

Rodger Spainhower	Director	67	--	--

Colin Tilley	Director	61	--	--

Dr. Brian Peacock	Director	75	--	---

Carlington HK
Limited (2)	N/A	N/A	38,500,000	38.50%

All executive officers and directors as a
group (8 persons)			13,750,000	13.80%
(1) Except as otherwise noted, shares are owned beneficially and of record, and such record stockholder has sole voting, investment, and dispositive power.

(2) Mr. Lam Kam Hung is the control person of Carlington Hong Kong Limited, an investment group which directly owns these shares.

Baldwin Yung – President and Chief Executive Officer and Chief Financial Officer

Baldwin Yung, age 40, has been President, CEO and CFO of Unilava since inception and is a member of the Board’s Audit and Corporate Governance Committees.  Mr. Yung is an experienced venture capitalist and finance executive who has raised funds in both debt and equity for publicly and privately-held companies.  He is also a successful entrepreneur, having co-founded a publicly-traded interactive multimedia and data management company- DigiLava, Inc.  Earlier in his career, Mr. Yung worked for global public accounting firms, such as Price Waterhouse Coopers, L.L.P., PKF International (previously known as Pannell, Kerr & Forster) and Worldwide CPAs, specializing in external audits and financial advisory services.  He has provided management consulting services to small to medium-sized start-ups and early-stage companies in various sectors including technology and telecommunications. Mr. Yung was Chief Executive of Telava Networks, Inc., A California Corporation between the period August 2007 to March 2009.

Mr. Yung has a Bachelor of Arts degree in Accounting from University of Oregon. He is a member and was appointed as the Honorary Chairman of the Business Advisory Council of the State of California and was awarded 2005 Businessman of the Year.

Boaz Yung – Executive Vice President of Business Development & Technology

With extensive experience in emerging business and technology, Boaz Yung, age 32, has served as Executive Vice President of Unilava since 2003, overseeing new market development, long-term strategic direction and the overall vision of the Company.  As a co-founder, Mr. Yung spearheaded Unilava’s Telava divisions to a global corporation.

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

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE - continued

Colin Tilley – Director

Colin Tilley, age 61, has been a Board Member of Unilava for four years and is a member of the Board’s Audit and Corporate Governance Committees.  He has over 30 years of general management experience.  Having started his career in municipal government in London, where he rose to the position of Deputy Director, he went to work for international management consultants Pannell Kerr Forster Associates as a senior management consultant for five years.  He left to establish the first of three companies he has successfully co founded.  The first, Whiteley International, was a management consultancy, of which he was a partner for some 12 years, which specialized in strategy development, business planning, organizational reviews and business monitoring and evaluation.  During this time, he also co-founded Creating Excellence, a multi-faceted management and marketing company, with UK clients such as Nike, Reuters, the BBC, Comic Relief, Sport England, UK Sport and the British Heart Foundation.  He has been involved in all aspects of the business, especially strategic direction, business planning and development and client development.  He remains as a director of that organization in a mainly non-executive capacity.  More recently, he formed Tilley and Associates, to offer consultancy and interim management services.

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

Brian Peacock  - Director

Dr. Brian Peacock, age 75, is a member of the Board’s Remuneration/Compensation Committee. Dr. Brian Peacock has a background in ergonomics and industrial engineering which have provided a foundation for a long career in industry and academia, which included eighteen years in academia, fifteen years with General Motors' vehicle design and manufacturing organizations, and four years as discipline coordinating scientist for the National Space Biomedical Institute / NASA. He is a licensed professional engineer, a licensed private pilot, a certified professional ergonomist and a fellow of both the Ergonomics and Human Factors Society (UK) and the Human Factors and Ergonomics Society (USA). Dr. Peacock has authored over 300 journal articles, reports, book chapters and presentations, including books on Statistical Distributions, Automotive Ergonomics and Ergonomics in Design.

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

Dicken Yung – Chairman and Director

Dr. Dicken Yung, age 75, has chaired the Board of Directors since inception of the company and is a member of the Board’s Remuneration/Compensation Committee. For over 20 years, Dr. Yung has been involved in technology and industrial investments. He was Chairman of Digilava, Inc. in US and Director of Versatech Industries in Canada. Dr. Yung was bestowed in 2003 the most distinguished award by the Shanghai Municipality Government, the ‘Magnolia Gold Medal’. He has also received the award for ‘Most Distinguished Contributions to the Movement of Special Olympics in China’ from the quasi-government ministry for disabled persons, China Disabled Persons Federation.

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

Michael Corrigan – Director

            Mr. Michael Corrigan, age 62, has been a Director since inception of the company and serves on the Board’s Audit and Corporate Governance Committees. He is a member of The State Bar of California and has his own law practice in Southern California. Mr. Corrigan’s practice focuses on general and SEC representation of emerging high technology and other operating companies. He has been counsel to private and public companies in a broad range of industries, including computer hardware and software, telecommunications, multimedia, action sports, restaurant, entertainment and sporting goods manufacturing. He has assisted these companies with their corporate and partnership organization, private and public financing of debt and equity, mergers and acquisitions, joint ventures, technology licensing, real estate syndication and related commercial arrangements. He has advised owners of these companies on retirement planning and estate planning matters. In addition, Mr. Corrigan has represented several regional investment banking, advisory and management firms in securities and underwriting transactions, as well as compliance matters.

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

Ruth Brown – Director

             Mrs. Ruth Brown, age 65, has been Director since inception of the company and is a member of the Board’s Remuneration/Compensation Committee. Mrs. Brown is an avid investor who has been involved in technology and real estate investments over the past 13 years. Mrs. Brown is a business entrepreneur with ownership in a commercial meat company in Southern California and a real estate and property management company in Hawaii.

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

Rodger Spainhower - Corporate Secretary

Mr. Rodger Spainhower, age 67,   serves as Corporate Secretary and Director of Unilava Corporation. He founded Highland Business Services, Inc., a business consulting company, in 1984 and has since then been providing services to businesses in areas of management, administration, compliance, software development and data management. Prior to founding Highland, Mr. Spainhower served as President and CEO of Hyland Title Corporation, where he oversaw the company’s management, administration and coordination of all services to a major title insurance agency. Before Hyland Title, Mr. Spainhower built a broad base of operations experience serving as Vice President at Great Western National Bank and as Operations Officer & Auditor at Valley National Bank in the US. At both banks, Mr. Spainhower was in charge of managing the bank operation for various branch offices including cash control, personnel, accounting and customer services.

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

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE - continued

Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers, directors and beneficial owner of more than 10% of a registered class of our equity securities to file with the SEC statements of ownership and changes in ownership. The same persons are required to furnish us with copies of all Section 16(a) forms they file. We believe that, during fiscal 2011, all of our executive officers, directors and beneficial owner of more than 10% of a registered class of our equity securities complied with the applicable filing requirements.

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

 ITEM 11.   EXECUTIVE COMPENSATION

Summary Compensation Table — Fiscal Years Ended December 31, 2011, 2010, 2009 and 2008

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

ANNUAL COMPENSATION				LONG TERM COMPENSATION
Name and			Other Annual		Award		Payouts		All
Principal Position
	Year	Salary	Bonus		Compensation			Other
				Restricted	Securities	LTIP	Compensation
				Stock	Underlying	Payouts ($)	Awards	Options	SARs(#)

Baldwin Yung	2011	$72,000	$0	0	0	0	0	0	0
Chief Executive Officer	2010	$72,000	$0	0	0	0	0	0	0
President and CFO	2009	$86,000	$27,000	0	0	0	0	0	0
	2008	$80,000	$0	0	0	0	0	0	0

Summary of Employment Agreements and Material Terms

Option/SAR Grants in the year ended December 31, 2011 to Named Executive Officers

			Number of		% of Total
	Options/SARs	Employees in	Securities		Options/SARs
Name			Underlying	Granted to
	Granted (#)	Fiscal Year	Exercise or Base			Expiration

Baldwin Yung	0	0	-	-	-	-

ITEM 11.   EXECUTIVE COMPENSATION - continued

Aggregated Option/SAR Exercises and Fiscal Year End Option/SAR Values

Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options/SARs at Fiscal Year End Exercisable/ Unexercisable	Value of Unexercised In-the-Money Options/SARs at Fiscal Year End Exercisable/ Unexercisable

Baldwin Yung	-	--	--	--

Outstanding Equity Awards at Fiscal Year End

None.

Option Exercises and Stock Vested

No options to purchase our capital stock were exercised by any of our named executive officers, nor was any restricted stock held by such executive officers vested during the fiscal year ended December 31, 2011.

Pension Benefits

No named executive officers received or held pension benefits during the fiscal year ended December 31, 2011.

Nonqualified Deferred Compensation

No nonqualified deferred compensation was offered or issued to any named executive officer during the fiscal year ended December 31, 2011.

Potential Payments upon Termination or Change in Control

Our named executive officers are not entitled to severance payments upon the termination of their employment agreements or following a change in control.

Compensation of Directors

No member of our board of directors received any compensation for his or her services as a director during the year ended December 31, 2011.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table presents information regarding the beneficial ownership of all shares of our common stock as of the date of this report by:

•	Each person who owns beneficially more than five percent of the outstanding shares of our common stock;

•	Each director of the Company;

•	Each named executive officer of the Company; and

•	All directors and officers of the Company as a group.

 The address of each, unless otherwise noted, is 353 Sacramento Street, Suite 1500, San Francisco California.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS - continued

			Number of Shares	Percentage of
Name	Office	Age	Owned (1)	Shares Owned (1)

Baldwin Yung	PRESIDENT/CEO/	40	5,500,000	5.50%
	CFO/DIRECTOR

Boaz Yung	Executive Vice President	32	1,375,000	1.30%

Dicken Yung	Director	75	2,475,000	2.40%

Michael Corrigan	Director	62	--	--

Ruth Brown	Director	65	--	--

Rodger Spainhower	Director	67	--	--

Colin Tilley	Director	61	--	--

Dr. Brian Peacock	Director	75	--	---

Carlington HK
Limited (2)	N/A	N/A	38,500,000	38.50%

All executive officers and directors as a
group (8 persons)			13,750,000	13.80%

(1) Except as otherwise noted, shares are owned beneficially and of record, and such record stockholder has sole voting, investment, and dispositive power.

(2) Mr. Lam Kam Hung is the control person of Carlington Hong Kong Limited, an investment group which directly owns these shares.

 Securities Authorized for Issuance under Equity Compensation Plans

We do not currently have any equity compensation plans in place.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During 2010, Dicken Yung, Chairman, loaned the Company $144,000 and was repaid $18,000.  The amounts are due on demand and bear no interest.  During 2011, the Company repaid $19,648.  As of December 31, 2011, the balance owed was $176,352.

During 2010, Baldwin Yung, CEO, loaned the Company $10,000 and $38,141 as outstanding accounts payable which is still owed by the Company.  The amounts are due on demand and bear no interest.  As of December 31, 2011, the balance owed as loan and payables were $387,000 and $63,433.

During 2010, Boaz Yung, EVP, loaned the Company $1,125 as outstanding notes payable which is still owed by the Company.  The amounts are due on demand and bear no interest.  As of December 31, 2011, the balance owed was $1,125.

During 2010, Cherie Yung, Director of International Business Development, loaned the Company $12,488 as outstanding accounts payable which is still owed by the Company.  The amounts are due on demand and bear no interest.  As of December 31, 2011, the balance owed as loan and payables were $135,000 and $54,572.

During the year ended December 31, 2011 and 2010, the Company had professional fees billed of $2,394 and $2,610, respectively, from an entity that is owned and controlled by an officer and director of the Company.

The Company in 2006 acquired 40 towers in exchange for 25% interest of Telava Wireless. The Company has an arrangement with the seller, now a related entity, whereby the Company will always have the right to 40 tower assets at any given time and as such has the ability to exchange tower assets with the related entity if a tower is sold or if the tower is not deemed suitable. During the year ended December 31, 2011, the Company successfully sold a tower for $172,000 with net proceeds of $160,000. The tower sold had a net book value of $40,273 resulting in a gain on sale of asset of $119,726.  Due to the arrangement, the seller, now a related entity, was required to replace the tower asset during the year.  The value of the replaced tower was deemed as a contribution from the related entity and as such the tower was transferred at a Zero cost basis. The related party entity is owned and controlled by an individual who owns approximately 25% of a Telava Wireless and is a minority shareholder of the Company. The Company also assists a related entity with the sales and acquisitions of tower assets.

There were no other related party transactions in 2011 and 2010.

Director Independence

Mr. Corrigan serves on our board as an “independent director” as defined by the applicable rules of the SEC.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

Our principal accountants, De Joya Griffith and Company LLC billed us $48,900 for audit and review fees during the fiscal years ended December 31, 2011 and $43,500 for fiscal year ended December 31, 2010.

Audit–related Fees

None.

Tax Fees

Our principal accountants,   De Joya Griffith and Company LLC billed us $4,500 for tax preparation fees during the fiscal years ended December 31, 2011 and $3,500 for fiscal year ended December 31, 2010.

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

Exhibit Index

The following exhibits are filed as part of this report or incorporated by reference:

Exhibit Number	Exhibit

2.1	Agreement and Plan of Reorganization between the Registrant and Telava Networks, Inc. **

3.1	Certificate of Incorporation *

3.2	Articles of Continuance *

3.3	Bylaws*

10.1	Employment Agreement dated July 31, 2003 between Unilava Corporation’s subsidiary and Baldwin Yung.

10.2	Form of Letter of Agency for Long Distance.

10.3	Form of Letter of Agency for Local Distance.

10.4	Joint Application for Approval of an Interconnection Agreement, dated March 12, 2010, by and between Southwestern Bell Telephone Company d/b/a AT&T Texas and IBFA Acquisition Company, LLC.

10.5	Master Service Agreement dated March 18, 2008 by and between Level 3 Communications, LLC and Telava Networks, Inc.

21	List of Subsidiaries.

31.1	Certification of the Chief Executive pursuant to Rule 13a-14 of the Securities and Exchange Act of 1934 as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2003.

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

SIGNATURES

                Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 16, 2012.

UNILAVA CORPORATION.

By:/s/ Baldwin Yung
Baldwin Yung
President, Chief Executive Officer and Chief Financial Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on April 16, 2012.

By:/s/ Baldwin Yung
Baldwin Yung
President and Chief Financial Officer, & Director

By :/s/ Ruth Brown
Ruth Brown
Director

By :/s/ Dicken Yung
Dicken Yung
Director

By :/s/ Rodger Spainhower
Rodger Spainhower
Director

UNILAVA, INC.

REPORT ON AUDIT OF CONSOLIDATED AUDITED FINANCIAL STATEMENTS AND NOTES

YEARS ENDED DECEMBER 31, 2011 AND 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Unilava Corporation and its subsidiaries

We have audited the accompanying consolidated balance sheets of Unilava Corporation and its subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations and comprehensive loss, stockholders’ deficit, and cash flows for the years then ended. Unilava Corporation and its subsidiaries’ management are responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Unilava Corporation and its subsidiaries as of December 31, 2011 and 2010, and the results of its operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

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

/s/ De Joya Griffith & Company, LLC
Henderson, Nevada

April 15, 2012

Unilava Corporation
Consolidated Balance Sheets
As of December 31, 2011 and 2010
(Audited)
	December 31,	December 31,
	2011	2010
ASSETS
CURRENT ASSETS
Cash	$51,704	$89,822
Certificates of deposit - current	28,078	28,363
Accounts receivable, net	320,587	510,531
Other current assets	5,409	44,344

Total current assets	405,778	673,060

Fixed assets, net	1,651,953	1,846,459
Certificates of deposit	-	50,000
Goodwill	767,873	1,835,873
Other assets	95,306	98,979

TOTAL ASSETS	$2,920,910	$4,504,371

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses	2,859,825	2,099,995
Deferred rent - current	47,099	42,038
Line of credit	1,507,176	1,892,500
Notes payable	1,694,075	1,094,176
Notes payable - related party	699,477	137,125

TOTAL CURRENT LIABILITIES	6,807,652	5,265,834

Deferred rent - non current	40,684	85,535
TOTAL LIABILITIES	6,848,336	5,351,369

STOCKHOLDERS' DEFICIT
Preferred stock, no par value 5,000,000 shares authorized; issued and outstanding 0 and 0 outstanding at December 31, 2011 and December 31, 2010, respectively.	-	-

Common stock, no par value 120,000,000 shares authorized; issued but not outstanding 100,052,888 and 100,052,888, respectively; issued and outstanding 100,051,107 and 100,051,107 at December 31, 2011 and December 31, 2010, respectively.	1,519,074	1,519,074
Treasury stock, 1,781 and 1,781 shares at December 31, 2011 and December 31, 2010, respectively	-	-
Accumulated deficit	(5,370,761)	(2,384,472)
Accumulated other comprehensive loss
(Foreign translation adjustment)	(63,974)	(63,694)

STOCKHOLDERS' DEFICIT OF UNILAVA	(3,915,661)	(929,092)
Non-controlling interest	(11,765)	82,094

TOTAL STOCKHOLDERS' DEFICIT	(3,927,426)	(846,998)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$2,920,910	$4,504,371

SEE ACCOMPANYING NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS.

Unilava Corporation
Consolidated Statements of Operations and Comprehensive Loss
For the Years Ended December 31, 2011 and 2010
(Audited)
	For the Years Ended
	December 31,
	2011	2010
Revenue	$3,523,327	$5,306,454
Cost of revenue	1,987,926	2,345,112
Gross profit	1,535,401	2,961,342

Costs and Expenses
Salaries and payroll taxes	1,402,257	1,728,005
Selling, general & administrative	1,660,632	1,852,871
Depreciation and amortization	155,627	168,115
Goodwill impairment	1,068,000	-
Total costs and expenses	4,286,516	3,748,991

Loss from operations	(2,751,115)	(787,649)

Other Income (Expense)
Interest income	652	541
Other income	4,187	174,441
Gain on disposal of assets	119,726	-
Interest expense	(453,189)	(432,597)
Other expense	(409)	(933)
Total other income (expense)	(329,033)	(258,548)

Loss before non-controlling interest	(3,080,148)	(1,046,197)
Net loss allocable to non-controlling interest	93,859	43,454
Net loss	$(2,986,289)	$(1,002,743)

Comprehensive loss:
Foreign currency translation adjustment	$(280)	$53,265
Total comprehensive loss	$(2,986,569)	$(949,478)

Net loss per common share:
Basic	$(0.03)	$(0.01)
Weighted average common shares outstanding:
Basic	100,051,107	100,051,107

SEE ACCOMPANYING NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS.

Unilava Corporation
Consolidated Statements of Stockholder's Deficit
For the Years Ended December 31, 2011 and 2010
(Audited)

	Preferred Stock		Common Stock			Treasury Stock			Accumulated
	Number		Number			Number			Other		Total
	of		of			of		Accumulated	Comprehensive	Minority	Stockholders'
	Shares	Amount	Shares	Amount	Payable	Shares	Amount	Deficit	Income (loss)	Interest	Deficit
BALANCES December 31, 2009	-	$-	100,051,107	$1,519,074	$135,783	(1,781)	$-	$(1,381,729)	$(116,959)	$125,548	$281,717

Reclassification to accounts payable					(135,783)						(135,783)
Foreign currency translation adjustment									53,265		53,265
Net loss								(1,002,743)		(43,454)	(1,046,197)
BALANCES December 31, 2010	-	$-	100,051,107	$1,519,074	$-	(1,781)	$-	$(2,384,472)	$(63,694)	$82,094	$(846,998)

Foreign currency translation adjustment									(280)		(280)
Net loss	-	-	-	-	-	-	-	(2,986,289)		(93,859)	(3,080,148)
BALANCES December 31, 2011	-	$-	100,051,107	$1,519,074	$-	(1,781)	$-	$(5,370,761)	$(63,974)	$(11,765)	$(3,927,426)

SEE ACCOMPANYING NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS.

Unilava Corporation
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2011 and 2010
(Audited)
	For the Years Ended
	December 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,986,289)	$(1,002,743)
Adjustments to reconcile net loss
to net cash provided (used) in operating activities:
Depreciation and amortization	155,627	168,115
Change in deferred rent	(39,790)	12,923
Net loss allocated to non-controlling interest	(93,859)	(43,454)
Gain from the sale of equipment	(119,726)	-
Impairment of goodwill	1,068,000	-
CHANGES IN OPERATING ASSETS AND LIABILITIES:
Accounts receivable	189,944	914,891
Other current assets	38,935	(34,535)
Other assets	3,673	22,564
Accounts payable and accrued expenses	759,830	(62,611)

CASH USED IN OPERATING ACTIVITIES	(1,023,655)	(24,850)

CASH FLOWS FROM INVESTING ACTIVITIES:
Redemption (purchase) of certificates of deposit	50,285	(6,497)
Proceeds from the sale of towers	160,227	-
Purchase of furniture and equipment	(1,622)	(5,923)
CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	208,890	(12,420)

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank overdraft	-	(168,312)
Proceeds from notes payable	599,899	234,976
Proceeds from line of credit	284	18,680
Repayment of line of credit	(385,608)	(75,000)
Proceeds from related party notes payable	582,000	-
Repayment of related party notes payable	(19,648)	(18,000)
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	776,927	(7,656)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(280)	51,175
NET DECREASE IN CASH	(38,118)	6,249
CASH, beginning of period	89,822	83,573
CASH, end of period	$51,704	$89,822

Interest paid	$343,624	$355,003
Taxes paid	$-	$-

SEE ACCOMPANYING NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS.

UNILAVA CORPORATION AND SUBSIDIARIES
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011 and 2010

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

TelavaNV, a privately owned company, was incorporated in Nevada on July 23, 2003 as Local Area Yellow Pages to provide advertising and directory listings for small and medium sized businesses on its internet website in a “Yellow Pages” format.  The Company provides those services to its subscribers for a monthly fee.  These services are provided primarily to small and medium sized businesses throughout the United States.  On July 10, 2007, Local Area Yellow Pages amended its Articles of Incorporation to change the name of the corporation to Telava Networks, Inc. (“TelavaNV”) for the purpose of launching its network to provide the next generation fixed and mobile WiMAX broad band solutions to small and medium businesses, public safety organizations, and others in various markets through its network.  TelavaNV continues its Yellow Pages operations while, at the same time, expanding its WiMAX network.  During the year ended December 31, 2011, nearly 29% of the Company’s revenues have been generated by its Yellow Pages business.

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

UNILAVA CORPORATION AND SUBSIDIARIES
NOTES TOAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011 and 2010

Note 2 – Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplate continuation of the Company as a going concern.  The Company has recently sustained operating losses totaling $2,986,289 for the year ended December 31, 2011 and has an accumulated deficit of $5,370,761 at December 31, 2011.  In addition, the Company has negative working capital of $6,401,874 at December 31, 2011.

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
FOR THE YEARS ENDED DECEMBER 31, 2011 and 2010

Note 3 - Summary of Significant Accounting Policies (Continued)

Cash and Cash Equivalents

This includes all short-term highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less.  The Company has a restricted cash balance of $28,078 and $78,363 on December 31, 2011 and 2010, respectively.   The restricted cash is held in certificates of deposit at various banking institutions.  The Company is expected to maintain the amounts in the certificates of deposit per agreements with certain vendors.

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

During the year ended December 31, 2011, the Company recorded impairment of goodwill totaling $1,068,000.  Goodwill consisted of $767,873 as of December 31, 2011 as a result of the IBFA purchase as disclosed in the Company’s December 31, 2010 Form 10-K.

UNILAVA CORPORATION AND SUBSIDIARIES
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011 and 2010

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

Revenue Recognition

Telava NV and LIP : The Company’s revenue is generated by customer subscriptions of directory and advertising services.  Revenue is billed and recognized monthly for services subscribed in that specific month.  The Company utilizes outside billing companies to transmit billing data, much of which is forwarded to Local Exchange Carriers (“LEC’s”) that provide local telephone service.

LEC Billing :   When a customer subscribes to the Company’s service, an electronic customer file is created which is the basis for the billing.  The Company submits gross billings electronically to third party billing aggregators. These billing aggregators compile and format electronic customer files and forward the billing records to the appropriate LEC’s.  The billing for our service flows through to monthly bills of the individual LEC customers.  The LEC’s collect the Company’s billing and remit amounts to the billing aggregators, which in turn remit funds to the Company.  The following are significant accounting estimates and assumptions used in the revenue recognition process with respect to these billings.

Customer refunds :   The Company’s customer refund policy allows the customer to request a refund if they are not satisfied with the service within the first 30 days of the subscription.  The Company accrues for refunds based on historical experience of refunds as a percentage of new billings in that 30-day period.  Customer refunds historically have been insignificant and therefore there is no reserve against gross revenue.

Non-paying customers :   There are customers who may not pay the fee for our services even though the Company believes they are valid subscribers.  Included in cost of services is an accrual for estimated non-paying customers that are recorded at the time of billing.

Dilution :   The Company recognizes revenue during the month for which the service is provided based on net billings accepted by the billing aggregators and recognizes revenue only for accepted records.  However, subsequent to this acceptance, there are instances in the LEC billing process where a customer cannot be billed due to changes in telephone numbers, telephone carriers, data synchronization issues, etc.  These amounts that ultimately cannot be billed, as well as certain minor billing adjustments by the LEC’s, are commonly referred to as “dilution.”  Such unbillable accounts and chargebacks are estimated at the time of billing and charged against net revenues.

Fees :  Both the billing aggregator and the LEC charge processing fees.  Additionally, the LEC charges fees for responding to billing inquiries by its customers, processing refunds, and other customer-related services.  Such fees are estimated at the time of billing and charged to cost of services.

Revenue for billings to certain customers are billed directly by the Company and not through the LEC’s, is recognized based on estimated future collections.   The Company continuously reviews this estimate for reasonableness based on its collection experience.

Telava Wireless :   Leasing revenue for towers are recognized on a monthly basis based on the terms and conditions of the lease agreements.

LIP :   Printing revenue for coupon books are recognized as services are performed.

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
FOR THE YEARS ENDED DECEMBER 31, 2011 and 2010

Note 3 - Summary of Significant Accounting Policies (Continued)

Advertising Costs

The Company incurs advertising costs that are not considered direct response advertising and are expensed when incurred.  For the years ended December 31, 2011 and 2010, the Company incurred approximately $5,157 and $16,087 in marketing and advertising expense.

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

Significant estimates made in connection with the accompanying financial statements include the estimate of dilution and fees associated with LEC billings, income tax valuation allowance, and the estimated reserve for doubtful accounts receivable.

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
FOR THE YEARS ENDED DECEMBER 31, 2011 and 2010

Note 3 - Summary of Significant Accounting Policies (Continued)

Recent Accounting Pronouncements

The Company has evaluated the recent accounting pronouncements through April 2012 and believes that none of them will have a material effect on the Company’s financial statements.

Concentrations of Credit Risk

The Company has maintained balances in excess of federally insured limits from time to time during the fiscal year.  Management periodically reviews the adequacy and strength of the financial institutions and deems this to be an acceptable risk.

For the years ended December 31, 2011 and 2010, approximately 5% and 4% of the Company's net sales were made to customers outside the United States.

Note 4 – Accounts Receivable

The Company provides billing information to a third party billing company for the majority of its monthly billings.  Billings submitted are “filtered” by this billing company and the LEC’s. Net accepted billings are recognized as revenue and accounts receivable.  The billing company remits payments to the Company on the basis of cash ultimately received from the LEC’s by the billing company.  The billing company and LEC’s charge fees for services, which are netted against the gross accounts receivable balance. The billing companies also apply holdbacks to the remittance for potentially uncollectible accounts.  These dilution amounts will vary due to numerous factors and the Company may not be certain as to the actual amounts of dilution on any specific billing submittal until several months after that submittal.  The Company estimates the amount of these charges and holdbacks based on historical experience and subsequent information received from the billing companies.  The Company also estimates uncollectible account balances and provides an allowance for such estimates.  As of December 31, 2011 and 2010, the amount reserved for uncollectible account balances is $4,465 and $8,943, respectively.  The Company’s assets are served as collateral for the line of credit.

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

	2011	2010
Accounts receivable	$325,052	$519,474
Allowance for doubtful accounts	(4,465)	(8,943)
Accounts receivable, net	$320,587	$510,531

UNILAVA CORPORATION AND SUBSIDIARIES
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011 and 2010

Note 5 – Fixed Assets

Property and equipment consisted of the following at December 31, 2011 and 2010:

	December 31, 2011	December 31, 2010
Microwave towers	$1,949,019	$1,999,152
Computer equipment	226,265	225,053
Furniture & equipment	117,166	117,406
Software	35,858	35,858
Tenant improvements	186,949	186,949
Subtotal	2,515,257	2,564,418
Accumulated depreciation	(863,304)	(717,959)
Fixed assets, net	$1,651,953	$1,846,459

Depreciation expense for the years ended December 31, 2011 and 2010 was $155,627 and $168,115, respectively.

The Company in 2006 acquired 40 towers in exchange for 25% interest of Telava Wireless. The Company has an arrangement with the seller, now a related entity, whereby the Company will always have the right to 40 tower assets at any given time and as such has the ability to exchange tower assets with the related entity if a tower is sold or if the tower is not deemed suitable. During the year ended December 31, 2011, the Company successfully sold a tower for $172,000 with net proceeds of $160,000. The tower sold had a net book value of $40,273 resulting in a gain on sale of asset of $119,726.  Due to the arrangement, the seller, now a related entity, was required to replace the tower asset during the year, see Note 12 for further discussion. The value of the replaced tower was deemed as a contribution from the related entity and as such the tower was transferred at a Zero cost basis.  Net proceeds of $160,000 served as collateral for the line of credit.

The Company’s assets are served as collaterals for the line of credit.

Note 6 – Line of Credit and Notes Payable

As of December 31, 2011, the amount, maturity date and term of each of our loans and line of credit were as follows:
Lender	Principal Amount	Interest Rate	Maturity Date
Thermo Credit LLC	$1,507,176	17.00%	January 17, 2011
AHAP	40,000	8.00%	Upon Demand
Brilliant Capital	574,899	8.00%	Upon Demand
InfoCity, LLC and Others	1,079,176	8.00%	Upon Demand
Dr. Dicken Yung (related party)	176,352	0.00%	Upon Demand
Baldwin Yung (related party)	387,000	0.00%	Upon Demand
Boaz Yung (related party)	1,125	0.00%	Upon Demand
Cherie Yung (related party)	135,000	0.00%	Upon Demand
	$3,900,728

As of December 31, 2010, the amount, maturity date and term of each of our loans and line of credit were as follows:
Lender	Principal Amount	Interest Rate	Maturity Date
Thermo Credit LLC	$1,892,500	14.50%	January 17, 2011
AHAP	40,000	8.00%	Upon Demand
Brilliant Capital	170,000	8.00%	Upon Demand
InfoCity, LLC and Others	884,176	8.00%	Upon Demand
Dr. Dicken Yung (related party)	126,000	3.25%	Upon Demand
Baldwin Yung (related party)	10,000	0.00%	Upon Demand
Boaz Yung (related party)	1,125	0.00%	Upon Demand

	$3,123,801

We have a $2,000,000 revolving line of credit with the Thermo Credit LLC, pursuant to a credit agreement, dated July 17, 2010, between the Company and the bank. This revolving line of credit is guaranteed/secured by the all of the assets of the Company including cash, accounts receivable and fixed assets (See Note 4 Accounts Receivable and Note 5 Fixed Assets). The credit agreement had certain debt covenants that the Company did not comply with during the years ended December 31, 2011 and 2010.  The first covenant was that the Company must maintain a ratio of cash flow to scheduled principal payents plus all accrued interest payments on funded debt of not less than 1 to 1 as of the end of each fiscal quarter.  The second covenant was that the Company must maintain a tangible net worth of not less than $0 as of the last day of each fiscal quarter.  The credit agreement terminated on January 17, 2011, the line is in default and as such cash proceeds from the Company’s receivables and sale of assets have been directed to serve as collateral. (See Note 13, Subsequent Events)

UNILAVA CORPORATION AND SUBSIDIARIES
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011 and 2010

Note 7 – Stockholders’ Equity (Deficit)

Preferred Stock

The Company has authorized 5,000,000 shares of no par value preferred stock available for issuance.  No shares of preferred stock are outstanding as of December 31, 2011.  Commensurate with the merger (See Note 10, Reverse Merger with IWI Holding Limited), the Company converted the former IWI Holdings outstanding Preferred Stock of 3,664,880 shares into 45,000,000 shares of common stock.

Common Stock

The authorized common stock is 120,000,000 shares at no par value.  As of December 31, 2011 and 2010, the Company had 100,052,888 and 100,052,888 shares of common stock issued but not outstanding, respectively.  The Company had 100,051,107 and 100,051,107 shares of common stock issued and outstanding, respectively.  As of December 31, 2011 and 2010, the Company had 1,781 and 1,781 shares of treasury stock.

During the year ended December 31, 2010, the Company issued 52,888 shares of common stock and 3,644,880 shares of preferred related to the reverse merger with IWI Holding Limited.

UNILAVA CORPORATION AND SUBSIDIARIES
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011 and 2010

Note 8 – Income Taxes

A reconciliation of income tax expense using the statutory federal and state income tax rates is as follows for the years ended December 31:

	2011	2010
Income tax benefit at statutory rate	$566,713	$98,000
State income taxes	142,488	25,000
Increase (decrease) in valuation allowance	(709,201)	(123,000)
Income tax expense	$-	$-

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

Deferred income taxes reflect the tax consequences on future years of differences between the tax basis of assets and liabilities and their basis for financial reporting purposes. Deferred tax assets and liabilities are as follows:

	2011	2010
Net operating loss carryforwards	$2,156,000	$1,256,000
Accrual-to-cash adjustment	145,000	348,000
Depreciation and amortization	14,000	-
Allowance for bad debt	(19,500)	(18,000)
Valuation allowance	(2,295,500)	(1,586,000)
	$-	$-

As a result of the significant net losses incurred since inception and because the likelihood of being able to utilize these losses is not presently determinable, the Company has recorded a valuation allowance to fully reserve its net deferred tax asset.

At December 31, 2011, the Company has available unused state and federal operating loss carryforwards of approximately $4,922,000 for federal taxes and state taxes that may provide future tax benefits, expiring between 2013 and 2018 for state taxes and 2023 through 2031 for federal taxes, as follows:

	Federal	State
NOL carryforward expiration:
2013	-	45,000
2014	-	516,000
2015	-	-
2016	-	135,000
2017	-	894,000
2018	-	-
Thereafter	4,922,000	3,332,000

UNILAVA CORPORATION AND SUBSIDIARIES
NOTES TOAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011 and 2010

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

For the years ended December 31, 2011

	Advertising Solutions	Wireless	Wireline	Other	Elimination	Consolidated
Revenue from external customers	$1,037,358	$156,745	$2,329,224	$-	$-	$3,523,327
Cost of revenue	309,176	302,165	1,376,585	-	-	1,987,926

Gross profit	728,182	(145,420)	952,639	-	-	1,535,401

Operations and support expenses	1,944,998	84,575	1,000,384	32,932	-	3,062,889
Depreciation and amortization	74,190	79,951	1,486	-	-	155,627

Goodwill impairment	-	-	1,068,000	-	-	1,068,000

Total segment operating expenses	2,019,188	164,526	2,069,870	32,932	-	4,286,516

Segment operating income	(1,291,006)	(309,946)	(1,117,231)	(32,932)	-	(2,751,115)

Total other income (expense)	(384,586)	54,926	627	-	-	(329,033)

Net loss allocable to minority interest	-	93,859	-	-	-	93,859

Segment income before income taxes	$(1,675,592)	$(161,161)	$(1,116,604)	$(32,932)	$-	$(2,986,289)

Segment assets	$2,632,048	$1,567,134	$1,044,778	$319	$(2,323,369)	$2,920,910

UNILAVA CORPORATION AND SUBSIDIARIES
NOTES TOAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011 and 2010

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

UNILAVA CORPORATION AND SUBSIDIARIES
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011 and 2010

Note 10 - Commitments

A portion of our facilities are under operating leases that expire at various dates through 2014.  Rent expense was $547,698 and $576,975 in 2011 and 2010, respectively.

Minimum rental commitments under all non-cancelable leases with an initial term in excess of one year were as follows as of December 31, 2011:

Year Payable	Amount
2012	$555,413
2013	568,001
2014	221,352
2014 and Thereafter	7,763
Total	$1,352,529

Note 11 – Litigation

Vermont Attorney General Investigation Against Local Area Yellow Pages (“LAYP”)

The Vermont Attorney General has an active investigation into the business practices of LAYP focusing on whether certain notices and a three day right to cancel were provided to customers.  The Vermont Attorney General has proposed to settle if, LAYP will agree to issue a full refund to all Vermont customers whose telephone bills were charged and a payment of $10,000 in civil penalties and injunctive relief.  The amount for the full refund to all Vermont customers is estimated at approximately $65,000.  The suit was filed in the Superior Court of Vermont.

Illinois Agricultural Association v. IBFA Acquisition Co. LLC (“IBFA”) and Telava Acquisitions, LLC

The Illinois Agricultural Association (IAA) claimed that IBFA and Telava Acquisitions, LLC had past due referral fees in the amount of approximately $95,000.  We denied the allegations and defended our position in arbitration.  The matter was in the discovery stage and a hearing was set for June 2011.  The suit was filed with the American Arbitration Association – Commercial Dispute Unit of Illinois.  On September 8, 2011, the AAA granted the award to IAA in the amount of $118,971.11 in full settlement of the case.

Chen v. Unilava Corporation, et al.

In June 2010, Chris Chen, former Executive Vice President of Sales, filed a lawsuit against Unilava Corporation and Local Area Yellow Pages, Inc. (“LAYP”)  Mr. Chen seeks $49,613 in unpaid wages, $12,000 in statutory waiting time penalties and 4,300,000 shares of common stock or the fair market value of the common stock and attorneys’ fees.  In July 2010, Unilava and LAYP filed a cross-complaint seeking compensatory damages of no less than $3,000,000, punitive damages and attorneys’ fees.  The Court has ordered the parties to participate in mediation.  In September 2011, both parties entered into an agreement to settle the case for $50,000 with prejudice.

McLane v. Unilava Corporation, et al.

In February 2011, Caron McLane, former employee, filed a lawsuit against Unilava Corporation and Local Area Yellow Pages, Inc. (“LAYP”) and claimes that she was wrongly terminated by the company.  Ms. McLane seeks for damages for the wrongly termination claims. The company intends to vigorously defend the case and does not intend to settle the case with Ms. McLane.

Note 12 – Related Party Transactions

During 2010, Dicken Yung, Chairman, loaned the Company $144,000 and was repaid $18,000.  The amounts are due on demand and bear no interest.  During 2011, the Company repaid $50,351.  As of December 31, 2011, the balance owed was $176,351.

During 2010, Baldwin Yung, CEO, loaned the Company $10,000 and $38,141 as outstanding accounts payable which is still owed by the Company.  The amounts are due on demand and bear no interest.  As of December 31, 2011, the balance owed as loan and payables were $387,000 and $63,433.

During 2010, Boaz Yung, EVP, loaned the Company $5,359 as outstanding notes payable which is still owed by the Company.  The amounts are due on demand and bear no interest.  As of December 31, 2011, the balance owed was $8,720.

During 2010, Cherie Yung, Director of International Business Development, loaned the Company $12,488 as outstanding accounts payable which is still owed by the Company.  The amounts are due on demand and bear no interest.  As of December 31, 2011, the balance owed as loan and payables were $135,000 and $54,572.

During the year ended December 31, 2011 and 2010, the Company had professional fees billed of $2,394 and $2,610, respectively, from an entity that is owned and controlled by an officer and director of the Company.

The Company in 2006 acquired 40 towers in exchange for 25% interest of Telava Wireless. The Company has an arrangement with the seller, now a related entity, whereby the Company will always have the right to 40 tower assets at any given time and as such has the ability to exchange tower assets with the related entity if a tower is sold or if the tower is not deemed suitable. During the year ended December 31, 2011, the Company successfully sold a tower for $172,000 with net proceeds of $160,000. The tower sold had a net book value of $40,273 resulting in a gain on sale of asset of $119,726.  Due to the arrangement, the seller, now a related entity, was required to replace the tower asset during the year.  The value of the replaced tower was deemed as a contribution from the related entity and as such the tower was transferred at a Zero cost basis. The related party entity is owned and controlled by an individual who owns approximately 25% of a Telava Wireless and is a minority shareholder of the Company. The Company also assists a related entity with the sales and acquisitions of tower assets.

There were no other related party transactions in 2011 and 2010.

UNILAVA CORPORATION AND SUBSIDIARIES
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011 and 2010

Note 13 – Subsequent Events

The Company has an outstanding line of credit facility with Thermo Credit LLC (“Thermo Credit”) which is currently in default.

During the three months ended March 31, 2012, the Company received loans from InfoCity, LLC totaling $26,000.  The loans are due upon demand and bear no interest.

The Company signed a Memorandum of Understanding on December 7, 2009 to acquire an 80% interest in China Dragon Telecom Limited ("China Dragon Telecom") and its affiliates based in Hong Kong, China. The negotiations and execution of definitive agreements, regulatory approval and the performance of other customary conditions is expected to be completed in end-2012 due to additional audit procedures that are needed to issue the audited financials of China Dragon Telecom. As of March 31, 2012, China Dragon Telecom was still being audited by an accounting firm.