Form 10-K/A
period 2011-12-31
Unilava Corp
filed 2012-04-18
CIK 923168

  UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

The purpose of this amendment on Form 10-K/A to Unilava, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2011, filed with the Securities and Exchange Commission on April 16, 2012, is solely to furnish Exhibit 101 to the Form 10-K in accordance with Rule 405 of Regulation S-T.

No other changes have been made to the Form 10-K. This Amendment No. 1 to the Form 10-K speaks as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-K.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Financial Statements and Schedules

The financial statements are set forth under Item 8 of this annual report on Form 10-K/A. Financial statement schedules have been omitted since they are either not required, not applicable, or the information is otherwise included.

Exhibit Index

The following exhibits are filed as part of this report or incorporated by reference:

Exhibit Number	Exhibit

2.1	Agreement and Plan of Reorganization between the Registrant and Telava Networks, Inc. **

3.1	Certificate of Incorporation *

3.2	Articles of Continuance *

3.3	Bylaws*

10.1	Employment Agreement dated July 31, 2003 between Unilava Corporation’s subsidiary and Baldwin Yung.****

10.2	Form of Letter of Agency for Long Distance.****

10.3	Form of Letter of Agency for Local Distance.****

10.4	Joint Application for Approval of an Interconnection Agreement, dated March 12, 2010, by and between Southwestern Bell Telephone Company d/b/a AT&T Texas and IBFA Acquisition Company, LLC.****

10.5	Master Service Agreement dated March 18, 2008 by and between Level 3 Communications, LLC and Telava Networks, Inc.****

21	List of Subsidiaries.***

31.1	Certification of the Chief Executive pursuant to Rule 13a-14 of the Securities and Exchange Act of 1934 as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2003.****

31.2	Certification of the Financial Officer pursuant to Rule 13a-14 of the Securities and Exchange Act of 1934 as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2003.****

32. 1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2003.****

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Incorporated by reference to such exhibit as filed with the Current Report on Form 8-K dated November 17, 2009.
**	Incorporated by reference to such exhibit as filed with the Report on Form 6-K dated September 30, 2009.
***	Incorporated by reference to such exhibit as filed with the Annual Report on Form 10-K as filed with the SEC on April 11, 2011.
****	Incorporated by reference to such exhibit as filed with the Annual Report on Form 10-K as filed with the SEC on April 16, 2012.

SIGNATURES

                Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 18, 2012.

UNILAVA CORPORATION.

By:/s/ Baldwin Yung
Baldwin Yung
President, Chief Executive Officer and Chief Financial Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on April 18, 2012.

By:/s/ Baldwin Yung
Baldwin Yung
President and Chief Financial Officer, & Director

By :/s/ Ruth Brown
Ruth Brown
Director

By :/s/ Dicken Yung
Dicken Yung
Director

By :/s/ Rodger Spainhower
Rodger Spainhower
Director