Form 10-Q
period 2012-03-31
Unilava Corp
filed 2012-05-21
CIK 923168

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10−Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2012

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

The number of shares outstanding of each of the issuer’s classes of common stock, as of May 15, 2012 is as follows:

Class of Securities	Shares Outstanding
Common stock, no par value	100,051,107

Quarterly Report on Form 10-Q
  Three Months Ended March 31, 2012

TABLE OF CONTENTS

PART I
FINANCIAL INFORMATION

PART I
FINANCIAL INFORMATION

ITEM 1.          FINANCIAL STATEMENTS.

The accompanying consolidated balance sheet of Unilava Corporation at March 31, 2012, the consolidated statements of operations and comprehensive loss for the three months ended March 31, 2012 and 2011 and the consolidated statements of cash flows for the three months ended March 31, 2012 and 2011, have been prepared by the Company's management, in conformity with principles generally accepted in the United States of America.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

UNILAVA CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

Financial Statements	Page(s)

Consolidated Balance Sheets (Unaudited)	4

Consolidated Statements of Operations and Comprehensive Loss (Unaudited)	5

Consolidated Statements of Cash Flows (Unaudited)	6

Notes to Consolidated Financial Statements (Unaudited)	7-19

 UNILAVA CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2012	2011
ASSETS
CURRENT ASSETS
Cash	$25,853	$51,704
Certificates of deposit	28,088	28,078
Accounts receivable, net	314,554	320,587
Other current assets	556	5,409

Total current assets	369,051	405,778

Fixed assets, net	1,615,873	1,651,953
Goodwill	767,873	767,873
Other assets	95,510	95,306

TOTAL ASSETS	$2,848,307	$2,920,910

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses	$3,014,657	$2,718,824
Accounts payable and accrued expenses – related party	167,414	141,001
Deferred rent - current	54,600	47,099
Line of credit	1,507,176	1,507,176
Notes payable	1,747,060	1,694,075
Notes payable - related party	746,434	699,477

TOTAL CURRENT LIABILITIES	7,237,341	6,807,652

Deferred rent - non current	21,768	40,684
TOTAL LIABILITIES	7,359,109	6,848,336

STOCKHOLDERS' DEFICIT
Preferred stock, no par value 5,000,000 shares authorized; issued and outstanding 0 and 0 outstanding at March 31, 2012 and December 31, 2011, respectively.	-	-

Common stock, no par value 120,000,000 shares authorized; issued but not outstanding 100,052,888 and 100,052,888, respectively; issued and outstanding 100,051,107 and 100,051,107 at March 31, 2012 and December 31, 2011, respectively.	1,519,074	1,519,074
Treasury stock, 1,781 and 1,781 shares at March 31, 2012 and December 31, 2011, respectively	-	-
Accumulated deficit	(5,846,952)	(5,370,761)
Accumulated other comprehensive loss
(Foreign translation adjustment)	(62,527)	(63,974)

STOCKHOLDERS' DEFICIT OF UNILAVA	(4,390,405)	(3,915,661)
Non-controlling interest	(20,397)	(11,765)

TOTAL STOCKHOLDERS' DEFICIT	(4,410,802)	(3,927,426)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$2,848,307	$2,920,910

See accompanying notes to the unaudited consolidated financial statements.

UNILAVA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)

	For the Three Months Ended
	March 31,
	2012	2011
Revenue	$820,887	$938,057
Cost of revenue	389,062	470,934
Gross profit	431,825	467,123

Costs and Expenses
Salaries and payroll taxes	332,055	371,869
Selling, general & administrative	444,819	396,399
Depreciation and amortization	36,716	39,835
Total costs and expenses	813,590	808,103

Loss from operations	(381,765)	(340,980)

Other Income (Expense)
Interest income	17	28
Other income	42,122	96
Interest expense	(135,197)	(102,276)
Other expense	(10,000)	-
Total other income (expense)	(103,058)	(102,152

Loss before non-controlling interest	(484,823)	(443,132)
Net loss allocable to non-controlling interest	8,632	17,378
Net loss	$(476,191)	$(425,754)

Comprehensive loss:
Foreign currency translation adjustment	(1,447)	951
Total comprehensive loss	$(477,638)	$(424,803)

Net loss per common share:
Basic	$(0.00)	$(0.00
Comprehensive loss	$(0.00)	$(0.00)
Weighted average common shares outstanding:
Basic	100,051,107	100,051,107

See accompanying notes to the unaudited consolidated financial statements.

UNILAVA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Three Months Ended
	March 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(476,191)	$(425,754)
Adjustments to reconcile net loss
to net cash used in operating activities:
Depreciation and amortization	36,716	39,835
Change in deferred rent	(11,415)	(8,234)
Net loss allocated to non-controlling interest	(8,632)	(17,378)
CHANGES IN OPERATING ASSETS AND LIABILITIES:
Accounts receivable	6,033	103,307
Other current assets	4,853	(351)
Other assets	(204)	2,895
Accounts payable and accrued expenses	295,833	101,039
Accounts payable and accrued expenses – related party	26,413	21,286

CASH USED IN OPERATING ACTIVITIES	(126,594)	(183,355)

CASH FLOWS FROM INVESTING ACTIVITIES:
Interest earned on certificates of deposit	(10)	(27)
Purchase of furniture and equipment	(636)	-

CASH USED IN INVESTING ACTIVITIES	(646)	(27)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	52,985	180,000
Repayment of line of credit	-	(22,500)
Proceeds from related party notes payable	52,542	-
Repayment of related party notes payable	(5,585)	(4,500)

CASH PROVIDED BY FINANCING ACTIVITIES	99,942	153,000

EFFECT OF EXCHANGE RATE CHANGES ON CASH	1,447	886
NET DECREASE IN CASH	(25,851)	(29,496)
CASH, beginning of period	51,704	89,822
CASH, end of period	$25,853	$60,326

Interest paid	$52,984	$81,455
Taxes paid	$-	$-

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

TelavaNV, a privately owned company, was incorporated in Nevada on July 23, 2003 as Local Area Yellow Pages to provide advertising and directory listings for small and medium sized businesses on its internet website in a “Yellow Pages” format.  The Company provides those services to its subscribers for a monthly fee.  These services are provided primarily to small and medium sized businesses throughout the United States.  On July 10, 2007, Local Area Yellow Pages amended its Articles of Incorporation to change the name of the corporation to Telava Networks, Inc. (“TelavaNV”) for the purpose of launching its network to provide the next generation fixed and mobile WiMAX broad band solutions to small and medium businesses, public safety organizations, and others in various markets through its network.  TelavaNV continues its Yellow Pages operations while, at the same time, expanding its WiMAX network.  During the three months ended March 31, 2012, nearly 21% of the Company’s revenues have been generated by its Yellow Pages business.

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

UNILAVA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 2 – Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplate continuation of the Company as a going concern.  The Company has recently sustained operating losses and has an accumulated deficit of $5,846,952 at March 31, 2012.  In addition, the Company has negative working capital of $6,868,290 at March 31, 2012.

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

The accompanying unaudited consolidated financial statements as of March 31, 2012 and for the three month periods ended March 31, 2012 and 2011 have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and of Regulation S-X.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the Securities and Exchange Commission’s rules and regulations. In the opinion of management, these unaudited consolidated interim financial statements include all adjustments and disclosures considered necessary to a fair statement of the results for the interim periods presented.  All adjustments are of a normal recurring nature.  The results of operations for the three months ended March 31, 2012 are not necessarily indicative of the results for the full fiscal year ending December 31, 2012.

You should read this discussion in conjunction with the consolidated financial statements, accompanying notes and management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

Cash and Cash Equivalents

This includes all short-term highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less.  The Company has a restricted cash balance of $28,088 and $28,078 on March 31, 2012 and December 31, 2011, respectively, which is comprised of Certificates of Deposit.   The restricted cash is held in certificates of deposit at various banking institutions.  The Company is expected to maintain the amounts in the certificates of deposit per agreements with certain vendors.

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

Goodwill consisted of $767,873 as of March 31, 2012 and December 31, 2011 as a result of the IBFA purchase as disclosed in the Company’s December 31, 2011 Form 10-K.

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

UNILAVA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 3 - Summary of Significant Accounting Policies (Continued)

Advertising Costs

The Company incurs advertising costs that are not considered direct response advertising and are expensed when incurred.  For the three months ended March 31, 2012 and 2011, the Company incurred approximately $738 and $1,204, respectively, in marketing and advertising expense.

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

Earnings Per Common Share

The Company reports both basic and diluted earnings per share.  Basic earnings per share are calculated using the weighted average number of common shares outstanding in the period.  Diluted earnings per share includes potentially dilutive securities such as outstanding options and warrants using the “treasury stock” method and convertible securities using the “if-converted” method.   For the three  months  ended March 31, 2012 and 2011,  there were no potential common  equivalent  shares used in the  calculation of dilutive weighted  average  common shares  outstanding as the effect would be anti-dilutive because of the net loss.

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

UNILAVA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 3 - Summary of Significant Accounting Policies (Continued)

Recent Accounting Pronouncements

The Company has evaluated the recent accounting pronouncements through May 2012 and believes that none of them will have a material effect on the Company’s financial statements.

Concentrations of Credit Risk

The Company has maintained balances in excess of federally insured limits from time to time during the fiscal year.  Management periodically reviews the adequacy and strength of the financial institutions and deems this to be an acceptable risk.

For the three months ended March 31, 2012 and 2011, approximately 5.1% and 5.5% of the Company's net sales were made to customers outside the United States.

Reclassification

Certain reclassifications have been made to prior years’ financial statements to conform to the current year presentation.  These reclassifications had no effect on previously reported results of operations or accumulated deficit.  The Company reclassified $141,001 accounts payable to accounts payable – related party.

Note 4 – Accounts Receivable

The Company provides billing information to a third party billing company for the majority of its monthly billings.  Billings submitted are “filtered” by this billing company and the LEC’s. Net accepted billings are recognized as revenue and accounts receivable.  The billing company remits payments to the Company on the basis of cash ultimately received from the LEC’s by the billing company.  The billing company and LEC’s charge fees for services, which are netted against the gross accounts receivable balance. The billing companies also apply holdbacks to the remittance for potentially uncollectible accounts.  These dilution amounts will vary due to numerous factors and the Company may not be certain as to the actual amounts of dilution on any specific billing submittal until several months after that submittal.  The Company estimates the amount of these charges and holdbacks based on historical experience and subsequent information received from the billing companies.  The Company also estimates uncollectible account balances and provides an allowance for such estimates.  As of March 31, 2012 and 2011, the amount reserved for uncollectible account balances is $5,023 and $5,992, respectively.

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

UNILAVA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 5 – Fixed Assets

Property and equipment consisted of the following at March 31, 2012 and December 31, 2011:

	March 31, 2012	December 31, 2011
Microwave towers	$1,949,019	$1,949,019

Computer equipment	226,265	226,265

Furniture & equipment	118,092	117,106

Software	35,858	35,858

Tenant improvements	186,949	186,949
	2,516,181	2,512,257
Accumulated depreciation	(900,308)	(863,304)

Fixed assets, net	$1,615,873	$1,651,953

Depreciation expense for the three months ended March 31, 2012 and 2011 was $36,716 and $39,835, respectively.

UNILAVA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 6 – Line of Credit and Notes Payable

As of March 31, 2012, the amount, maturity date and term of each of our loans were as follows:

Lender	Principal Amount	Interest Rate	Maturity Date
Thermo Credit LLC	$1,507,176	17.00%	January 17, 2011
AHAP	40,000	Various	Upon Demand
Brilliant Capital	601,884	8.00%	Upon Demand
InfoCity, LLC and Others	1,105,176	8.00%	Upon Demand
Dr. Dicken Yung (related party)	170,767	0.00%	Upon Demand
Baldwin Yung (related party)	387,000	0.00%	Upon Demand
Boaz Yung (related party)	1,125	0.00%	Upon Demand
Cherie Yung (related party)	187,542	0.00%	Upon Demand
	$4,000,670

As of December 31, 2011, the amount, maturity date and term of each of our loans were as follows:

Lender	Principal Amount	Interest Rate	Maturity Date
Thermo Credit LLC	$1,507,176	17.00%	January 17, 2011
AHAP	40,000	8.00%	Upon Demand
Brilliant Capital	574,899	8.00%	Upon Demand
InfoCity, LLC and Others	1,079,176	8.00%	Upon Demand
Dr. Dicken Yung (related party)	176,352	0.00%	Upon Demand
Baldwin Yung (related party)	387,000	0.00%	Upon Demand
Boaz Yung (related party)	1,125	0.00%	Upon Demand
Cherie Yung (related party)	135,000	0.00%	Upon Demand
	$3,900,728

We have a $2,000,000 revolving line of credit with the Thermo Credit LLC, pursuant to a credit agreement, dated July 17, 2010, between the Company and the bank. This revolving line of credit is guaranteed/secured by the all of the assets of the Company including cash, accounts receivable and fixed assets (See Note 4 Accounts Receivable and Note 5 Fixed Assets). The credit agreement had certain debt covenants that the Company did not comply with during the quarters ended March 31, 2012 and 2011.  The first covenant was that the Company must maintain a ratio of cash flow to scheduled principal payments plus all accrued interest payments on funded debt of not less than 1 to 1 as of the end of each fiscal quarter.  The second covenant was that the Company must maintain a tangible net worth of not less than $0 as of the last day of each fiscal quarter.  The credit agreement terminated on January 17, 2011, the line is in default and as such cash proceeds from the Company’s receivables and sale of assets have been directed to serve as collateral. (See Note 12, Subsequent Events)

UNILAVA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 7 – Stockholders’ Equity (Deficit)

Preferred Stock

The Company has authorized 5,000,000 shares of no par value preferred stock available for issuance.  No shares of preferred stock are outstanding as of March 31, 2012.  Commensurate with the merger, the Company converted the former IWI Holdings outstanding Preferred Stock of 3,664,880 shares into 45,000,000 shares of common stock.

Common Stock

The authorized common stock is 120,000,000 shares at no par value.  As of March 31, 2012 and December 31, 2011, the Company had 100,052,888 and 100,052,888 shares of common stock issued but not outstanding, respectively.  The Company had 100,051,107 and 100,051,107 shares of common stock issued and outstanding, respectively.  As of March 31, 2012 and December 31, 2011, the Company had 1,781 and 1,781 shares of treasury stock.

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

 UNILAVA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 8 – Segment Reporting (Continued)

For the three months ended March 31, 2012

	Advertising Solutions	Wireless	Wireline	Other	Elimination	Consolidaed
Revenue from external customers	$213,097	$84,466	$523,324	$-	$-	$820,887
Cost of revenue	64,094	60,672	264,296	-	-	389,062
Gross profit	149,003	23,794	259,028	-	-	431,825

Operations and support expenses	504,074	12,956	257,726	2,118	-	776,874
Depreciation and amortization	17,022	19,323	371	-	-	36,716

Total segment operating expenses	521,096	32,279	258,097	2,118	-	813,590

Segment operating income	(372,093)	(8,485)	931	(2,118)	-	(381,765)

Total other income (expense)	(86,907)	(16,166)	15	-	-	(103,058)

Net loss allocable to minority interest	-	8,632	-	-	-	8,632

Segment income before income taxes	$(459,000)	$(16,019)	$946	$(2,118)	$-	$(476,191)

Segment assets	$2,556,929	$1,566,936	$1,026,961	$(676)	$(2,301,842)	$2,848,307

For the three months ended March 31, 2011

	Advertising Solutions	Wireless	Wireline	Other	Elimination	Consolidated
Revenue from external customers	$292,153	$20,162	$625,742	$-	$-	$938,057
Cost of revenue	126,932	33,606	310,396	-	-	470,934
Gross profit	165,221	(13,445)	315,346	-	-	467,123

Operations and support expenses	493,792	21,862	249,945	2,669	-	768,267
Depreciation and amortization	19,476	19,988	371	-	-	39,835

Total segment operating expenses	513,268	41,849	250,316	2,669	-	808,103

Segment operating income	(348,047)	(55,294)	65,030	(2,669)	-	(340,980)

Total other income (expense)	(86,113)	1,339	-	-	-	(84,774)

Segment income before income taxes	$(434,159)	$(53,955)	$65,030	$(2,669)	$-	$(425,754)

Segment assets	$2,844,253	$1,763,079	$2,179,655	$309	$(2,458,015)	$4,329,281

UNILAVA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 9 –Commitments

 A portion of our facilities are under operating leases that expire at various dates through 2014.  Rent expense was $149,187 and $135,822 for the three months ended March 31, 2012 and 2011, respectively.

Minimum rental commitments under all non-cancelable leases with an initial term in excess of one year were as follows as of March 31, 2012:

Year Payable	Amount
2012	$418,814
2013	221,352
2014 and Thereafter	7,763
Total	$647,929

Note 10 – Litigation

Vermont Attorney General Investigation Against Local Area Yellow Pages (“LAYP”)

The Vermont Attorney General has an active investigation into the business practices of LAYP focusing on whether certain notices and a three day right to cancel were provided to customers.  The Vermont Attorney General has proposed to settle if, LAYP will agree to issue a full refund to all Vermont customers whose telephone bills were charged and a payment of $10,000 in civil penalties and injunctive relief.  The amount for the full refund to all Vermont customers is estimated at approximately $65,000.  The suit was filed in the Superior Court of Vermont. The Company has accrued for the contingent liability.

Illinois Agricultural Association v. IBFA Acquisition Co. LLC (“IBFA”) and Telava Acquisitions, LLC

The Illinois Agricultural Association (IAA) claimed that IBFA and Telava Acquisitions, LLC had past due referral fees in the amount of approximately $95,000.  We denied the allegations and defended our position in arbitration.  The matter was in the discovery stage and a hearing was set for June 2011.  The suit was filed with the American Arbitration Association – Commercial Dispute Unit of Illinois.  On September 8, 2011, the AAA granted the award to IAA in the amount of $118,971.11 in full settlement of the case. The Company has accrued for the contingent liability.

Chen v. Unilava Corporation, et al.

In June 2010, Chris Chen, former Executive Vice President of Sales, filed a lawsuit against Unilava Corporation and Local Area Yellow Pages, Inc. (“LAYP”)  Mr. Chen seeks $49,613 in unpaid wages, $12,000 in statutory waiting time penalties and 4,300,000 shares of common stock or the fair market value of the common stock and attorneys’ fees.  In July 2010, Unilava and LAYP filed a cross-complaint seeking compensatory damages of no less than $3,000,000, punitive damages and attorneys’ fees.  The Court has ordered the parties to participate in mediation.  In September 2011, both parties entered into an agreement to settle the case for $50,000 with prejudice. The Company has accrued for the liability.

McLane v. Unilava Corporation, et al.

In February 2011, Caron McLane, former employee, filed a lawsuit against Unilava Corporation and Local Area Yellow Pages, Inc. (“LAYP”) and claimes that she was wrongly terminated by the company.  Ms. McLane seeks for damages for the wrongly termination claims. The company intends to vigorously defend the case and does not intend to settle the case with Ms. McLane. The Company has not accrued for the contingent liability.

Note 11 – Related Party Transactions

As of December 31, 2011, Dicken Yung, Chairman, had a loan balance of $176,352 and $7,689 as outstanding accounts payable which is still owed by the Company. The amounts are due on demand and bear no interest.  During the three months ended March 31, 2012, the Company repaid $5,585.  As of March 31, 2012, the balance owed was $170,767 and $9,112.

As of December 31, 2011, Baldwin Yung, CEO, had a loan balance of $387,000 and $65,049 as outstanding accounts payable which is still owed by the Company.  The amounts are due on demand and bear no interest.  As of March 31, 2012, the balance owed was $387,000 and $74,867.

As of December 31, 2011, Boaz Yung, EVP, had a loan balance of $1,125 and $13,691 as outstanding accounts payable which is still owed by the Company.  The amounts are due on demand and bear no interest.  As of March 31, 2012, the balance owed was $1,125 and $14,431.

As of December 31, 2011, Cherie Yung, Director, had a loan balance of $135,000 and $54,572, as outstanding accounts payable which is still owed by the Company.  During the three months ended March 31, 2012, Ms. Yung loaned an additional $52,542 to the Company.  The amounts are due on demand and bear no interest.  As of March 31, 2012, the balance owed was $187,542 and $69,004.

There were no other related party transactions in 2012.

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

You should read this discussion in conjunction with the consolidated financial statements, accompanying notes and management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

Our goal is to become a leading provider of communications services in the United States and the world. We offer our services and products to consumers, businesses, and other providers in the U.S. and worldwide. The services and products that we offer vary by market, and include:  wireless communications, local exchange services, long-distance services, data/broadband and Internet services, video services telecommunications equipment, wholesale services and directory advertising and publishing. We group our operating subsidiaries as follows, corresponding to our operating segments for financial reporting purposes:

·	Wireless subsidiaries provide both wireless voice and data communications services across the U.S. and, through agreements, in a substantial number of foreign countries;
·	Wireline subsidiaries provide primarily landline voice and data communication services, high-speed broadband and voice services;
·	Advertising solutions subsidiaries publish Local Area Yellow Pages directories and sell directory advertising and Internet-based advertising and local search; and
·	Other subsidiaries provide results from all corporate and other operations.

First Quarter Financial Performance Highlights

The following summarizes certain key financial information for the first fiscal quarter of 2012.

·	Total Sales: Total Sales was $820,887 for the three months ended March 31, 2012, a decrease of $117,170, or 12%, from $938,057 for the same period last year.

·
Gross Profit and Margin: Gross profit was $431,825 for the three months ended March 31, 2012, a decrease of $35,298, or 8%, from $467,123 for the same period last year. Gross margin was 53% for the three months ended March 31, 2011, as compared to 50% for the same period last year.

·	Net Loss: Net loss was $476,191 for the three months ended March 31, 2012, an increase of $50,437, or approximately 12%, from $425,754 for the same period of last year.

·	Basic net income per share: Basic net income per share was approximately $0.01 for the three months ended March 31, 2012, as compared to approximately $0.00 for the same period last year.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Results of Operations

Comparison of Three Months Ended March 31, 2012 and 2011

The following table shows key components of our results of operations during the three months ended March 31, 2012 and 2011, in both dollars and as a percentage of our total sales.

U.S. dollars, except percentages	Three Months Ended March 31, 2012		Three Months Ended March 31, 2011
		Percent of		Percent of
	Dollars	Total Sales	Dollars	Total Sales
Total sales	$820,887	100%	$938,057	100%
Cost of sales	389,062	47%	479,934	50%
Gross profit	431,825	53%	467,123	50%

Salaries and payroll	332,055	40%	371,869	40%
Depreciation and amortization	36,716	4%	39,835	4%
Selling, general and administrative expenses	444,819	54%	396,399	42%
Income (loss) from operations	(381,765)	(47)%	(340,980)	(36)%

Other income (expense)	(103,058)	(13)%	(102,152)	(11)%
Loss before non-controlling interest	(484,823)	(59)%	(443,132)	(47)%
Net loss allocable to non-controlling interest	8,632	1%	17,378	2%
Net loss	$(476,191)	(58)%	$(425,754)	(45)%

Total Sales. Our total sales decreased 12% to $820,887 in the three months ended March 31, 2012 from $938,057 in the same period last year, primarily as a result of a decrease in sales in our online advertising business and attrition of customer base of a subsidiary.

Cost of sales. Our cost of sales decreased 17% to $389,062 in the three months ended March 31, 2012, from $470,934 in the same period last year, mainly due to a decrease in sales and an increase in costs associated with our marketing campaign and training costs for our underperforming marketing centers during the 2012 period.

Gross profit and gross profit margin. Our gross profit decreased 8% to $431,825 in the three months ended March 31, 2012, from $467,123 in the same period last year. The gross profit margin (gross profit as a percentage of total sales) was 53% for the three months ended March 31, 2012 and 50% for the three months ended March 31, 2011. The decrease in the gross profit margin was primarily due to a decrease in overall sales.

Salaries and payroll.   Our salaries and payroll expenses decreased 11% to $332,055 in the three months ended March 31, 2012 from $371,869 in the same period last year, mainly due to a reduction in personnel and related payroll expenses during the 2012 period.

Selling, general and administrative expenses. Our selling, general and administrative expenses increased 12% to $444,817 in the three months ended March 31, 2012, from $396,399 in the same period last year, mainly due to an increase in legal expense in connection with our operations.

Other income and expenses. Interest expense increased 32% to $135,197 in the three months ended March 31, 2012, from $102,276 in the same period in 2011, primarily due to an increase in loan interest associated with the Thermo Credit LLC loan.  Increase in other income was due to the write off of open checks pertaining to a settlement.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Comparison of Three Months Ended March 31, 2012 and 2011 - continued

Income taxes. Income taxes remained flat at zero dollars in the three months ended March 31, 2012 from the same period in 2011, mainly due to recurring losses.

Net loss. As a result of the foregoing reasons, net loss increased 12% to $471,191 in the three months ended March 31, 2012, from $425,754 in the same period last year.

Segment Data

Net (loss) for the advertising solutions segment increased 6% to ($459,000) in the three months ended March 31, 2012, from ($434,159) in the same period last year, mainly due to a decrease in sales, less efforts in direct marketing and higher attrition ratio.

Total assets for the advertising solutions segment decreased 11% to $2,556,929 as of March 31, 2012 from $2,844,253 as of March 31, 2011, mainly due to decrease in  receivables from intercompany accounts.

Net (loss) for the wireless segment decreased 70% to ($16,019) in the three months ended March 31, 2012, from net loss of ($53,955) in the same period last year, mainly due to cancelations of co-location agreements.

Total assets for the wireless segment decreased 13% to $1,566,936 as of March 31, 2012, from $1,763,079 as of March 31, 2011, mainly due to amortization on tower assets.

Net income for the wireline segment decreased 99% to $946 in the three months ended March 31, 2012, from $65,030 in the same period last year, mainly due to an increase in marketing of wireless marketing and operating costs.

Total assets for the wireline segment decreased 53% to $1,026,961 as of March 31, 2012, from $2,179,655 as of March 31, 2011, mainly due to impairment of goodwill during the year ended December 31, 2011.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Liquidity and Capital Resources

As of March 31, 2012, we had cash and cash equivalents of approximately $25,853. The following table provides a summary of our net cash flows from operating, investing, and financing activities. To date, we have financed our operations primarily through net cash flow from operations, augmented by short-term bank and personal borrowings and equity contributions by our shareholders.

U.S. Dollars	Three Months Ended March 31,
	2012	2011
Net cash provided by (used in) operating activities	$(126,594)	$(183,355)
Net cash provided by (used in) investing activities	(646)	(27)
Net cash provided by (used in) financing activities	99,942	153,000
Net increase in cash and cash equivalents	$(25,853)	$(29,496)

Operating Activities

Net cash used in operating activities was $126,594 in the three months ended March 31, 2012, compared with $183,355 used in operating activities in the same period last year. Net loss after adjustment for noncash items was $509,522 in the three months ended March 31, 2012.  This decrease was primarily due to increased operating and legal costs of underperforming subsidiaries.

Investing Activities

Net cash used in investing activities in the three months ended March 31, 2012 was $646, compared with $27 used in investing activities in the same period last year. The increase was mainly due to purchases of equipment.

Financing Activities

Net cash provided by financing activities in the three months ended March 31, 2012 was $99,942, compared with $153,000 of net cash provided by financing activities in the same period in 2011. The decrease in net cash provided by financing activities was mainly due to cash proceeds from unrelated third-party loans and proceeds from related party loans offset by a repayment of the related party loans.

Capital Expenditures

Our capital expenditures for the three months ended March 31, 2012 and 2011 were $636 and $0, respectively. As of March 31, 2012, we had cash and cash equivalents of $25,853, primarily consisting of cash on hand and demand deposits.

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

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Loan Commitments

As of March 31, 2012, the amount, maturity date and term of each of our loans were as follows:

Bank/Person(s)	Amount Outstanding	Interest Rate	Maturity Date
Thermo Credit LLC	$1,507,176	17.00%	Jan 17, 2011

Dr. Dicken Yung	$170,767	0%	Upon demand

Baldwin Yung	$387,000	0%	Upon demand

Boaz Yung	$1,125	0%	Upon demand

AHAP	$40,000	8%	Upon demand

Brilliant Capital	$601,884	8%	Upon demand

InfoCity LLC and others	$1,105,176	8%	Upon demand
Cherie Yung	$187,542	0%	Upon demand

TOTAL	$4,000,670

We have a $2,000,000 revolving line of credit with the Thermo Credit LLC, pursuant to a credit agreement, dated July 17, 2010, between the Company and the bank. This revolving line of credit is guaranteed/secured by the all of the assets of the Company including cash, accounts receivable and fixed assets. The credit agreement had certain debt covenants that the Company did not comply with during the year ended December 31, 2011 and the quarter ended March 31, 2012.  The first covenant was that the Company must maintain a ratio of cash flow to scheduled principal payments plus all accrued interest payments on funded debt of not less than 1-to-1 as of the end of each fiscal quarter.  The second covenant was that the Company must maintain a tangible net worth of not less than $0 as of the last day of each fiscal quarter.  The credit agreement terminated on January 17, 2011 and the Company is renegotiating the terms with the lender. Although the line of credit is currently in default status, the Company believes that a plan or an amendment of the facility can be negotiated.

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

·
Impairment of long-lived assets. The Company reviews the carrying amount of its long-lived assets, including intangibles, for impairment, each reporting period. An asset is considered impaired when estimated future cash flows are less than the carrying amount of the asset. In the event the carrying amount of such asset is considered not recoverable, the asset is adjusted to its fair value. Fair value is generally determined based on discounted future cash flow. For periods ended  March 31, 2012 and December 31, 2011, the Company determined no impairment charges were necessary.

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

Recent Accounting Pronouncements

The Company has evaluated the recent accounting pronouncements through May 2012 and believes that none of them will have a material effect on the Company’s financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We have a $2,000,000 revolving line of credit with the Thermo Credit LLC, pursuant to a credit agreement, dated July 17, 2010, between the Company and the bank. This revolving line of credit is guaranteed/secured by the all of the assets of the Company including cash, accounts receivable and fixed assets. The credit agreement had certain debt covenants that the Company did not comply with during the quarters ended March 31, 2012 and 2011.  The first covenant was that the Company must maintain a ratio of cash flow to scheduled principal payments plus all accrued interest payments on funded debt of not less than 1 to 1 as of the end of each fiscal quarter.  The second covenant was that the Company must maintain a tangible net worth of not less than $0 as of the last day of each fiscal quarter.  The credit agreement terminated on January 17, 2011, the line is in default and as such cash proceeds from the Company’s receivables and sale of assets have been directed to serve as collateral.

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

As required by Rule 13a-15(e), our management has carried out an evaluation, with the participation and under the supervision of our Chief Executive Officer and Chief Financial Officer, Mr. Baldwin Yung, of the effectiveness of the design and operation of our disclosure controls and procedures, as of March 31, 2012. Based upon, and as of the date of this evaluation, Mr. Yung, determined that, for the reasons disclosed below, as of March 31, 2012, and as of the date of this Report, our disclosure controls and procedures were not effective.

ITEM 4.	CONTROLS AND PROCEDURES - continued

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as based on framework established in Internal Control Integrated Framework issued by the committee of Sponsoring Organizations of the Treadway Commission (COSO) as of March 31, 2012. During our management’s review of our internal control over financial reporting as of March 31, 2012, our management identified the following material weaknesses in the company’s internal control over financial reporting:

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

We anticipate the costs of implementing these remediation initiatives will be approximately $50,000 to $100,000 a year in increased salaries and $50,000 to $100,000 a year in increased legal and accounting expenses.  We anticipate that these initiatives will be at least partially, if not fully, implemented before the end of 2012.  We also plan to test our updated controls and remediate our deficiencies by December 31, 2012.

Changes in Internal Control Over Financial Reporting

During the quarter ended March 31, 2012, there were no changes in our internal control over financial reporting identified in connection with the evaluation performed during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Investors are directed to the “Risk Factors” section of our Annual Report on Form 10-K with the SEC on April 16, 2012. There have been no material changes to the risk factors disclosed therein.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION.

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

Date: May 21, 2012	UNILAVA CORPORATION

	By:	/s/ Baldwin Yung
Baldwin Yung, Chief Executive Officer and Chief Financial Officer (Principal Executive, Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certifications of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certifications of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Extension Presentation Linkbase