Form 10-Q
period 2012-09-30
Unilava Corp
filed 2012-12-18
CIK 923168

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10−Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2012

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

The number of shares outstanding of each of the issuer’s classes of common stock, as of October 31, 2012 is as follows:

Class of Securities	Shares Outstanding
Common stock, no par value	100,051,107

Quarterly Report on Form 10-Q
  September 30, 2012

TABLE OF CONTENTS

PART I
FINANCIAL INFORMATION

PART I
FINANCIAL INFORMATION

ITEM 1.          FINANCIAL STATEMENTS.

The accompanying consolidated balance sheet of Unilava Corporation at September 30, 2012, the consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2012 and 2011 and the consolidated statements of cash flows for the nine months ended September 30, 2012 and 2011, have been prepared by the Company's management, in conformity with principles generally accepted in the United States of America.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

UNILAVA CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

Financial Statements	Page(s)

Consolidated Balance Sheets (Unaudited)	4

Consolidated Statements of Operations and Comprehensive Loss (Unaudited)	5

Consolidated Statements of Cash Flows (Unaudited)	6

Notes to Consolidated Financial Statements (Unaudited)	7-19

    UNILAVA CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30,	December 31,
	2012	2011
ASSETS
CURRENT ASSETS
Cash	$-	$51,704
Certificates of deposit	28,110	28,078
Accounts receivable, net	289,923	320,587
Other current assets	26	5,409

Total current assets	318,059	405,778

Fixed assets, net	1,545,981	1,651,953
Goodwill	767,873	767,873
Other assets	127,959	95,306

TOTAL ASSETS	$2,759,872	$2,920,910

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
	$39,577	$-
Accounts payable and accrued expenses	3,346,412	2,718,824
Accounts payable and accrued expenses – related party	180,625	141,001
Deferred rent - current	51,461	47,099
Line of credit	1,507,176	1,507,176
Notes payable	2,070,069	1,694,075
Notes payable - related party	879,613	699,477

TOTAL CURRENT LIABILITIES	8,074,933	6,807,652

Deferred rent - non current	-	40,684
TOTAL LIABILITIES	$8,074,933	$6,848,336

STOCKHOLDERS' DEFICIT
Preferred stock, no par value 5,000,000 shares authorized; issued and outstanding 0 and 0 outstanding at September 30, 2012 and December 31, 2011, respectively.	-	-

Common stock, no par value 120,000,000 shares authorized; issued but not outstanding 100,052,888 and 100,052,888, respectively; issued and outstanding 100,051,107 and 100,051,107 at September 30, 2012 and December 31, 2011, respectively.	1,519,074	1,519,074
Common stock payable	-	-
Treasury stock, 1,781 and 1,781 shares at September 30, 2012 and December 31, 2011, respectively	-	-
Accumulated deficit	(6,751,762)	(5,370,761)
Accumulated other comprehensive loss
(Foreign translation adjustment)	(63,792)	(63,974)

STOCKHOLDERS' DEFICIT OF UNILAVA	(5,282,280)	(3,915,661)
Non-controlling interest	(32,781)	(11,765)

TOTAL STOCKHOLDERS' DEFICIT	(5,315,061)	(3,927,426)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$2,759,872	$2,920,910

See accompanying notes to the unaudited consolidated financial statements.

 UNILAVA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Revenue	$1,596,250	$871,594	$2,417,137	$2,696,907
Cost of revenue	877,073	400,150	1,266,135	1,296,124
Gross profit	719,177	471,444	1,151,002	1,400,783
Costs and Expenses
Salaries and payroll taxes	562,313	315,624	894,368	1,075,263
Selling, general & administrative	770,380	349,838	1,215,199	1,098,391
Depreciation and amortization	69,925	37,987	106,641	116,667
Total costs and expenses	1,402,618	703,449	2,216,208	2,290,321

Loss from operations	(683,441)	(232,005)	(1,065,206)	(889,538)

Other Income (Expense)
Interest income	40	2	57	50
Other income	24,103	160,355	66,225	160,552
Interest expense	(253,694)	(132,817)	(388,891)	(353,643)
Other expense	10,000	(409)	-	(409)
Total other income (expense)	(219,551)	27,131	(322,609)	(193,450)

Loss before non-controlling interest	(902,992)	(204,874)	(1,387,815)	(1,082,988)
Net loss allocable to non-controlling interest	12,382	(22,413)	21,014	12,027
Net loss	$(890,610)	$(227,287)	$(1,366,801)	$(1,070,961)

Comprehensive loss:
Foreign currency translation adjustment	$1,265	$2,181	$(182)	$2,953
Total comprehensive loss	$(889,345)	$(225,106)	$(1,366,983)	$(1,068,008)

Net loss per common share:
Basic	$(0.01)	$(0.00)	$(0.01)	$(0.01)
Weighted average common shares outstanding:
Basic	100,051,107	100,051,107	100,051,107	100,051,107

See accompanying notes to the unaudited consolidated financial statements.

UNILAVA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine Months Ended
	September 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,366,801)	$(1,070,961)
Adjustments to reconcile net loss
to net cash used in operating activities:
Shares to be issued for services	-	-
Depreciation and amortization	106,641	116,667
Change in deferred rent	(36,322)	(29,602)
Net loss allocated to non-controlling interest	(21,016)	(12,027)
CHANGES IN OPERATING ASSETS AND LIABILITIES:
Accounts receivable	30,664	122,092
Other current assets	5,383	(3,644)
Other assets	(32,653)	4,935
Accounts payable and accrued expenses	627,588	211,900
Accounts payable and accrued expenses – related party	39,624	21,760

CASH USED IN OPERATING ACTIVITIES	(646,892)	(638,880)

CASH FLOWS FROM INVESTING ACTIVITIES:
Interest earned on certificates of deposit	(32)	-
Redemption of certificates of deposit	-	50,820
Purchase of furniture and equipment	(669)	(199)

CASH USED IN (PROVIDED BY) INVESTING ACTIVITIES	(701)	50,621

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank overdraft	39,577	3,870
Proceeds from notes payable	375,994	404,899
Proceeds from line of credit	-	284
Repayment of line of credit	-	(350,903)
Proceeds from related party notes payable	197,742	457,000
Repayment of related party notes payable	(17,606)	(14,119)

CASH PROVIDED BY FINANCING ACTIVITIES	595,707	501,031

EFFECT OF EXCHANGE RATE CHANGES ON CASH	182	(2,594)
NET DECREASE IN CASH	(51,704)	(89,822)
CASH, beginning of period	51,704	89,822
CASH, end of period	$-	$-

Interest paid	$186,456	$290,525
Taxes paid	$-	$-

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

TelavaNV, a privately owned company, was incorporated in Nevada on July 23, 2003 as Local Area Yellow Pages to provide advertising and directory listings for small and medium sized businesses on its internet website in a “Yellow Pages” format.  The Company provides those services to its subscribers for a monthly fee.  These services are provided primarily to small and medium sized businesses throughout the United States.  On July 10, 2007, Local Area Yellow Pages amended its Articles of Incorporation to change the name of the corporation to Telava Networks, Inc. (“TelavaNV”) for the purpose of launching its network to provide the next generation fixed and mobile WiMAX broad band solutions to small and medium businesses, public safety organizations, and others in various markets through its network.  TelavaNV continues its Yellow Pages operations while, at the same time, expanding its WiMAX network.  During the nine months ended September 30, 2012, nearly 4% of the Company’s revenues have been generated by its Yellow Pages business.

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

UNILAVA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 2 – Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplate continuation of the Company as a going concern.  The Company has recently sustained operating losses and has an accumulated deficit of $6,737,562 at September 30, 2012.  In addition, the Company has negative working capital of $7,756,874 at September 30, 2012.

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

The accompanying unaudited consolidated financial statements as of September 30, 2012 and for the three and nine month periods ended September 30, 2012 and 2011 have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and of Regulation S-X.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the Securities and Exchange Commission’s rules and regulations. In the opinion of management, these unaudited consolidated interim financial statements include all adjustments and disclosures considered necessary to a fair statement of the results for the interim periods presented.  All adjustments are of a normal recurring nature.  The results of operations for the three and nine months ended September 30, 2012 are not necessarily indicative of the results for the full fiscal year ending December 31, 2012.

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

Cash and Cash Equivalents

This includes all short-term highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less.  The Company has a restricted cash balance of $28,110 and $28,078 on September 30, 2012 and December 31, 2011, respectively, which is comprised of Certificates of Deposit.   The restricted cash is held in certificates of deposit at various banking institutions.  The Company is expected to maintain the amounts in the certificates of deposit per agreements with certain vendors.

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

Goodwill and Other Intangible Assets

Goodwill and other intangible assets arising from an acquisition of a business are periodically assessed for impairment rather than amortized on a straight-line basis.  Accordingly, the Company annually reviews the carrying value of this goodwill and other intangible assets to determine whether impairment, as measured by fair market value, may exist.  Specifically, goodwill and other intangible asset impairment is determined using a two-step process.  The first step of the goodwill and other intangible asset impairment test is used to identify potential impairment by comparing the fair value of a reporting unit with its carrying amount.  If the fair value of a reporting unit exceeds its carrying amount, then the goodwill and other intangible assets of the reporting unit are not considered to be impaired and the second step of the impairment test is unnecessary.  If the carrying amount of a reporting unit exceeds its fair value, the second step of the impairment test is performed to measure the amount of impairment loss, if any.  The second step of the impairment test compares the implied fair value of the reporting unit's goodwill and other intangible assets with their carrying amount.  If the carrying amount of the reporting unit's goodwill and other intangible assets exceeds their implied fair value, then an impairment loss is recognized in an amount equal to that excess. Goodwill consisted of $767,873 as of September 30, 2012 and December 31, 2011 as a result of the IBFA purchase as disclosed in the Company’s December 31, 2011 Form 10-K.

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

UNILAVA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

Note 3 - Summary of Significant Accounting Policies (Continued)

Advertising Costs

The Company incurs advertising costs that are not considered direct response advertising and are expensed when incurred.  For the three months ended September 30, 2012 and 2011, the Company incurred approximately $727 and $4,398, respectively, in marketing and advertising expense.  For the nine months ended September 30, 2012 and 2011, the Company incurred approximately $1,531 and $1,354, respectively, in marketing and advertising expense.

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

Earnings Per Common Share

The Company reports both basic and diluted earnings per share.  Basic earnings per share are calculated using the weighted average number of common shares outstanding in the period.  Diluted earnings per share includes potentially dilutive securities such as outstanding options and warrants using the “treasury stock” method and convertible securities using the “if-converted” method.   For the nine months ended September 30, 2012 and 2011, there were no potential common  equivalent  shares used in the  calculation of dilutive weighted  average  common shares  outstanding as the effect would be anti-dilutive because of the net loss.

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

Other Comprehensive Income (Loss)

Comprehensive income (loss) consists of net income and other gains and losses affecting stockholders’ equity that, under generally accepted accounting principles are excluded from net income.  For the Company, such items consist solely of foreign currency translation gains and losses.

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

For the three months ended September 30, 2012 and 2011, approximately 1.2% and 5.4% of the Company's net sales were made to customers outside the United States. For the nine months ended September 30, 2012 and 2011, approximately 4.0% and 2.5% of the Company's net sales were made to customers outside the United States.

Reclassification

Certain reclassifications have been made to prior years’ financial statements to conform to the current year presentation.  These reclassifications had no effect on previously reported results of operations or accumulated deficit.  The Company reclassified $141,001 accounts payable to accounts payable – related party.

Note 4 – Accounts Receivable

The Company provides billing information to a third party billing company for the majority of its monthly billings.  Billings submitted are “filtered” by this billing company and the LEC’s. Net accepted billings are recognized as revenue and accounts receivable.  The billing company remits payments to the Company on the basis of cash ultimately received from the LEC’s by the billing company.  The billing company and LEC’s charge fees for services, which are netted against the gross accounts receivable balance. The billing companies also apply holdbacks to the remittance for potentially uncollectible accounts.  These dilution amounts will vary due to numerous factors and the Company may not be certain as to the actual amounts of dilution on any specific billing submittal until several months after that submittal.  The Company estimates the amount of these charges and holdbacks based on historical experience and subsequent information received from the billing companies.  The Company also estimates uncollectible account balances and provides an allowance for such estimates.  As of September 30, 2012 and December 31, 2011, the amount reserved for uncollectible account balances is $882 and $4,465, respectively.

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

UNILAVA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

Note 5 – Fixed Assets

Property and equipment consisted of the following at September 30, 2012 and December 31, 2011:

	September 30, 2012	December 31, 2011
Microwave towers	$1,949,019	$1,949,019

Computer equipment	226,265	226,265

Furniture & equipment	118,413	117,106

Software	35,858	35,858

Tenant improvements	186,949	186,949
	2,516,504	2,515,197
Accumulated depreciation	(970,523)	(863,304)

Fixed assets, net	$1,545,981	$1,651,953

Depreciation expense for the three months ended September 30, 2012 and 2011 was $34,654 and $37,987, respectively.
Depreciation expense for the nine months ended September 30, 2012 and 2011 was $106,641 and $116,667, respectively.

Note 6 – Line of Credit and Notes Payable

As of September 30, 2012, the amount, maturity date and term of each of our loans were as follows:

Lender	Principal Amount	Interest Rate	Maturity Date
Thermo Credit LLC	$1,507,176	17.00%	January 17, 2011
AHAP	40,000	Various	Upon Demand
Brilliant Capital	888,893	8.00%	Upon Demand
InfoCity, LLC and Others	1,141,176	8.00%	Upon Demand
Dr. Dicken Yung (related party)	218,746	0.00%	Upon Demand
Baldwin Yung (related party)	382,000	0.00%	Upon Demand
Boaz Yung (related party)	1,125	0.00%	Upon Demand
Cherie Yung (related party)	277,742	0.00%	Upon Demand
	$4,456,858

As of December 31, 2011, the amount, maturity date and term of each of our loans were as follows:

Lender	Principal Amount	Interest Rate	Maturity Date
Thermo Credit LLC	$1,507,176	17.00%	January 17, 2011
AHAP	40,000	8.00%	Upon Demand
Brilliant Capital	574,899	8.00%	Upon Demand
InfoCity, LLC and Others	1,079,176	8.00%	Upon Demand
Dr. Dicken Yung (related party)	176,352	0.00%	Upon Demand
Baldwin Yung (related party)	387,000	0.00%	Upon Demand
Boaz Yung (related party)	1,125	0.00%	Upon Demand
Cherie Yung (related party)	135,000	0.00%	Upon Demand
	$3,900,728

We have a $2,000,000 revolving line of credit with the Thermo Credit LLC, pursuant to a credit agreement, dated July 17, 2010, between the Company and the bank. This revolving line of credit is guaranteed/secured by the all of the assets of the Company including cash, accounts receivable and fixed assets (See Note 4 Accounts Receivable and Note 5 Fixed Assets). The credit agreement had certain debt covenants that the Company did not comply with during the quarter ended September 30, 2012 and the year ended December 31, 2011.  The first covenant was that the Company must maintain a ratio of cash flow to scheduled principal payments plus all accrued interest payments on funded debt of not less than 1 to 1 as of the end of each fiscal quarter.  The second covenant was that the Company must maintain a tangible net worth of not less than $0 as of the last day of each fiscal quarter.  The credit agreement terminated on January 17, 2011, the line is in default and as such cash proceeds from the Company’s receivables and sale of assets have been directed to serve as collateral. (See Note 12, Subsequent Events)

UNILAVA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 7 – Stockholders’ Equity (Deficit)

Preferred Stock

The Company has authorized 5,000,000 shares of no par value preferred stock available for issuance.  No shares of preferred stock are outstanding as of September 30, 2012.  Commensurate with the merger, the Company converted the former IWI Holdings outstanding Preferred Stock of 3,664,880 shares into 45,000,000 shares of common stock.

Common Stock

The authorized common stock is 120,000,000 shares at no par value.  As of September 30, 2012 and December 31, 2011, the Company had 100,052,888 and 100,052,888 shares of common stock issued but not outstanding, respectively.  The Company had 100,051,107 and 100,051,107 shares of common stock issued and outstanding, respectively.  As of September 30, 2012 and December 31, 2011, the Company had 1,781 and 1,781 shares of treasury stock.

During the year ended December 31, 2009, the Company issued 52,888 shares of common stock and 3,644,880 shares of preferred related to the reverse merger with IWI Holding Limited.

On September 8, 2011, the Company agreed to issue 3,500,000 shares of common stock to the directors of the Company valued at the fair market value of the shares totaling $35,000.  As of September 30, 2012, the shares have not been issued.

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

  UNILAVA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

Note 8 – Segment Reporting (Continued)

For the three months ended September 30, 2012

	Advertising Solutions	Wireless	Wireline	Other	Elimination	Consolidated
Revenue from external customers	$114,245	$265,635	$480,461	$-	$(1)	$860,340
Cost of revenue	64,935	178,496	233,888	-	1	477,320

Gross profit	172,331	87,139	246,573	-	(2)	383,020

Operations and support expenses	407,636	21,859	187,084	38,586	(1)	655,164
Depreciation and amortization	14,960	19,323	371	-	-	34,654

Total segment operating expenses	422,596	41,182	187,455	38,586	(1)	689,818

Segment operating income	(250,265)	45,957	59,118	(38,586)	(1)	(306,798)

Total other income (expense)	(109,279)	(16,516)	2,188	-	(1)	(123,608)

Net loss allocable to minorty interest		(1,062)				(1,062)

Segment income before income taxes	$(359,544)	$28,379	$60,306	$(38,586)	$(2)	$(431,468)

Segment assets	$2,317,063	$1,572,727	$1,030,537	$(731)	$(2,199,301)	$2,720,295

For the three months ended September 30, 2011

	Advertising Solutions	Wireless	Wireline	Other	Elimination	Consolidated
Revenue from external customers	$191,806	$68,894	$475,210	$-	$-	$735,910
Cost of revenue	68,784	81,309	249,660	-	-	399,753
Gross profit	123,022	(12,415)	225,550	-	-	336,157

Operations and support expenses	456,221	21,068	194,848	5,391	1	642,530
Depreciation and amortization	15,577	19,322	372	-	-	35,271

Total segment operating expenses	471,798	40,390	195,220	5,391	1	712,800

Segment operating income	(348,776)	(52,805)	30,330	(5,391)	(1)	(376,643)

Total other income (expense)	(97,178)	1,237	-	-	-	(95,941)

Net loss allocable to minority interest	-	13,442	-	-	-	13,442

Segment income before income taxes	$(445,954)	$(38,126)	$30,330	$(5,391)	$(1)	$(459,142)

Segment assets	$2,564,739	$1,526,627	$1,031,261	$44	$(2,326,286)	$2,796,385

  UNILAVA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

Note 8 – Segment Reporting (Continued)

For the nine months ended September 30, 2012

	Advertising Solutions	Wireless	Wireline	Other	Elimination	Consolidated
Revenue from external customers	$519,148	$418,995	$1,478,995	$-	$(1)	$2,417,137
Cost of revenue	197,814	320,476	747,844	-	1	1,266,135

Gross profit	321,334	98,519	731,151	-	(2)	1,151,002

Operations and support expenses	1,367,933	55,883	639,658	46,095	(2)	2,109,567
Depreciation and amortization	47,560	57,968	1,114	-	(1)	106,641
Gain on disposal of asset	-	-	-	-	-	-
Goodwill impaiment	-	-	-	-	-	-

Total segment operating expenses	1,415,493	113,851	640,772	46,095	(3)	2,216,208

Segment operating income	(1,094,159)	(15,332)	90,379	(46,095)	1	(1,065,206)

Total other income (expense)	(293,384)	(31,447)	2,223	-	(1)	(322,609)

Net loss allocable to minorty interest		21,014				21,014

Segment income before income taxes	$(1,387,543)	$(25,765)	$92,602	$(46,095)	$-	$(1,366,801)

Segment assets	$2,317,063	$1,572,727	$1,030,537	$(731)	$(2,199,301)	$2,720,295

For the nine months ended September 30, 2011

	Advertising Solutions	Wireless	Wireline	Other	Elimination	Consolidated
Revenue from external customers	$804,378	$119,595	$1,772,935	$-	$-	$2,696,907
Cost of revenue	245,567	160,601	889,957	-	-	1,296,124

Gross profit	558,811	(41,006)	882,978	-	-	1,400,783

Operations and support expenses	1,415,232	59,300	685,615	13,506	3	2,173,654
Depreciation and amortization	55,590	59,963	1,114	-	-	116,667

Total segment operating expenses	1,470,821	119,263	686,729	13,506	3	2,290,321

Segment operating income	(912,010)	(160,269)	196,249	(13,506)	(3)	(889,538)

Total other income (expense)	(305,028)	111,578	-	-	-	(193,450)

Net loss allocable to minority interest	-	12,027	-	-	-	12,027

Segment income before income taxes	$(1,217,038)	$(36,664)	$196,249	$(13,506)	$(3)	$(1,070,961)

Segment assets	$2,636,662	$1,682,023	$2,124,165	$137	$(2,319,468)	$4,123,519

UNILAVA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 9 – Commitments

A portion of our facilities are under operating leases that expire at various dates through 2014.  Rent expense was $143,552 and $136,024 for the three months ended September 30, 2012 and 2011, respectively. Rent expense was $431,444 and $407,206 for the nine months ended September 30, 2012 and 2011, respectively.

Minimum rental commitments under all non-cancelable leases with an initial term in excess of one year were as follows as of September 30, 2012:

Year Payable	Amount
2012	$280,109
2013	221,352
2014 and Thereafter	7,763
Total	$509,224

Note 10 – Litigation

Telava Networks v. Pacific EIH

On April 26, 2012, Pacific EIH Sacramento Corporation (“The Company’s Landlord at 353 Sacramento in San Francisco) and the Company, entered into a Stipulation of Entry for Judgment and Order thereon at the Superior Court of California, County of San Francisco to stipulate and agree to settle lease payments owed in the amount of $136,528 and $1,150 in attorney fees. As of September 30, 2012, the Company is current on its rental payments and in good terms with the Landlord.

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

Illinois Agricultural Association v. IBFA Acquisition Co. LLC (“IBFA”) and Telava Acquisitions, LLC

The Illinois Agricultural Association (IAA) claimed that IBFA and Telava Acquisitions, LLC had past due referral fees in the amount of approximately $95,000.  We denied the allegations and defended our position in arbitration.  The matter was in the discovery stage and a hearing was set for September 2011.  The suit was filed with the American Arbitration Association – Commercial Dispute Unit of Illinois.  On September 8, 2011, the AAA granted the award to IAA in the amount of $118,971.11 in full settlement of the case. The Company has accrued for the contingent liability.

Chen v. Unilava Corporation, et al.

In September 2010, Chris Chen, former Executive Vice President of Sales, filed a lawsuit against Unilava Corporation and Local Area Yellow Pages, Inc. (“LAYP”)  Mr. Chen seeks $49,613 in unpaid wages, $12,000 in statutory waiting time penalties and 4,300,000 shares of common stock or the fair market value of the common stock and attorneys’ fees.  In July 2010, Unilava and LAYP filed a cross-complaint seeking compensatory damages of no less than $3,000,000, punitive damages and attorneys’ fees.  The Court has ordered the parties to participate in mediation.  In September 2011, both parties entered into an agreement to settle the case for $50,000 with prejudice.

McLane v. Unilava Corporation, et al.

In February 2011, Caron McLane, former employee, filed a lawsuit against Unilava Corporation and Local Area Yellow Pages, Inc. (“LAYP”) and claimes that she was wrongly terminated by the company.  Ms. McLane seeks for damages for the wrongly termination claims. The company intends to vigorously defend the case and does not intend to settle the case with Ms. McLane. The Company has not accrued for the contingent liability.  On September 11, 2012, the Superior Court of the State of California- County of San Francisco ruled in favor of the Company and had ordered to dismiss the case with prejudice.

UNILAVA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 11 – Related Party Transactions

As of March 31, 2012, Dicken Yung, Chairman, had a loan balance of $170,766 and $4,945 as outstanding accounts payable which is still owed by the Company. The amounts are due on demand and bear no interest.  During the six months ended September 30, 2012, the Company received additional financing of $55,000 and repaid $12,605.  As of September 30, 2012, the balance owed was $218,746 and $30,125.

As of March 31, 2012, Baldwin Yung, CEO, had a loan balance of $387,000 and $47,705 as outstanding accounts payable which is still owed by the Company.  The amounts are due on demand and bear no interest.  As of September 30, 2012, the balance owed was $382,000 and $45,564.

As of March 31, 2012, Boaz Yung, EVP, had a loan balance of $1,125 and $10,084 as outstanding accounts payable which is still owed by the Company.  The amounts are due on demand and bear no interest.  As of September 30, 2012, the balance owed was $1,125 and $10,172.

As of March 31, 2012, Cherie Yung, Director, had a loan balance of $170,000 and $66,184, as outstanding accounts payable which is still owed by the Company.   The amounts are due on demand and bear no interest.  As of September 30, 2012, the balance owed was $260,000 and $82,212.

There were no other related party transactions in 2012.

Note 12 – Subsequent Events

The Company has an outstanding line of credit facility with Thermo Credit LLC (“Thermo Credit”) which is currently in default.

The Company signed a Memorandum of Understanding on December 7, 2009 to acquire an 80% interest in China Dragon Telecom Limited ("China Dragon Telecom") and its affiliates based in Hong Kong, China. The negotiations and execution of definitive agreements, regulatory approval and the performance of other customary conditions is expected to be completed by the end of 2012 due to additional audit procedures that are needed to issue the audited financials of China Dragon Telecom. As of September 30, 2012, China Dragon Telecom was still being audited by an accounting firm.

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

Our goal is to become a leading provider of communications services in the United States and the world. We offer our services and products to consumers, businesses, and other providers in the U.S. and worldwide. The services and products that we offer vary by market, and include:  wireless communications, local exchange services, long-distance services, data/broadband and Internet services, video services telecommunications equipment, wholesale services and directory advertising and publishing. We group our operating subsidiaries as follows, corresponding to our operating segments for financial reporting purposes:

·	Wireless subsidiaries provide both wireless voice and data communications services across the U.S. and, through agreements, in a substantial number of foreign countries;
·	Wireline subsidiaries provide primarily landline voice and data communication services, high-speed broadband and voice services;
·	Advertising solutions subsidiaries publish Local Area Yellow Pages directories and sell directory advertising and Internet-based advertising and local search; and
·	Other subsidiaries provide results from all corporate and other operations.

Second Quarter Financial Performance Highlights

The following summarizes certain key financial information for the fiscal quarter ended September 30, 2012.

·	Total Sales : Total Sales was $860,340 for the three months ended September 30, 2012, a decrease of $11,254, or 1%, from $871,594 for the same period last year.

·
Gross Profit and Margin : Gross profit was $383,020 for the three months ended September 30, 2012, a decrease of $88,424, or 19%, from $471,444 for the same period last year. Gross margin was 45% for the three months ended September 30, 2012, as compared to 54% for the same period last year.

·	Net Loss: Net loss was $431,468 for the three months ended September 30, 2012, an increase of $204,181, or approximately 90%, from $227,287 for the same period of last year.

·	Basic net income per share : Basic net income per share was approximately $0.00 for the three months ended September 30, 2012, as compared to approximately $0.00 for the same period last year.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Results of Operations

Comparison of Three Months Ended September 30, 2012 and 2011

The following table shows key components of our results of operations during the three months ended September 30, 2012 and 2011, in both dollars and as a percentage of our total sales.

U.S. dollars, except percentages	Three Months Ended September 30, 2012		Three Months Ended September 30, 2011
		Percent of		Percent of
	Dollars	Total Sales	Dollars	Total Sales
Total sales	$860,340	100%	$871,594	100%
Cost of sales	477,320	55%	440,150	46%
Gross profit	383,020	45%	471,444	54%

Salaries and payroll	246,980	29%	315,624	36%
Depreciation and amortization	34,654	4%	37,987	4%
Selling, general and administrative expenses	408,184	47%	349,838	40%
Income (loss) from operations	(306,798)	(36)%	(232,005)	(27)%

Other income (expense)	(123,608)	(14)%	27,543	3%
Loss before non-controlling interest	(430,406)	(50)%	(204,462)	(23)%
Net loss allocable to non-controlling interest	(1,026)	0%	22,413	3%
Net loss	$(431,468)	(50)%	$(226,875)	(26)%

Total sales . Our total sales decreased 1% to $860,340 in the three months ended September 30, 2012 from $871,594, in the same period last year, primarily as a result of a decrease in sales in our online advertising business and attrition of customer base of a subsidiary.

Cost of sales . Our cost of sales increased 17% to $477,320 in the three months ended September 30, 2012, from $400,150 in the same period last year, mainly due to a decrease in sales and an increase in costs associated with our launching of new products and our marketing campaign and training costs for our underperforming marketing centers during the 2012 period.

Gross profit and gross profit margin . Our gross profit decreased 19% to $383,020 in the three months ended September 30, 2012, from $471,444 in the same period last year. The gross profit margin (gross profit as a percentage of total sales) was 45% for the three months ended September 30, 2012 and 54% for the three months ended September 30, 2011. The decrease in the gross profit margin was primarily due to a decrease in overall sales.

Salaries and payroll.   Our salaries and payroll expenses decreased 22% to $246,980 in the three months ended September 30, 2012 from $315,624 in the same period last year, mainly due to a reduction in personnel and related payroll expenses during the 2012 period.

Selling, general and administrative expenses . Our selling, general and administrative expenses increased 17% to $408,184 in the three months ended September 30, 2012, from $349,838 in the same period last year, mainly due to an increase in legal expense in connection with our operations.

Other income and expenses . Interest expense decreased 5% to $126,861 in the three months ended September 30, 2012, from $132,817 in the same period in 2011, primarily due to an decrease in loan interest payments associated with the Thermo Credit LLC loan.  Increase in other income was due to the write off of open checks pertaining to a settlement with a former employee.

Net loss . As a result of the foregoing reasons, net loss increased 90% to $431,468 in the three months ended September 30, 2012, from $227,287 in the same period last year.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Segment Data

Net loss for the advertising solutions segment decreased 3% to ($359,544) in the three months ended September 30, 2012, from ($372,377) in the same period last year, mainly due to a decrease in sales, less efforts in direct marketing and higher attrition ratio.

Total assets for the advertising solutions segment decreased 12% to $2,317,063 as of September 30, 2012 from $2,636,662 as of September 30, 2011, mainly due to decrease in  receivables from intercompany accounts.

Net income for the wireless segment decreased 58% to $28,379 in the three months ended September 30, 2012, from net income of $68,191 in the same period last year, mainly due to cancelations of co-location agreements.

Total assets for the wireless segment decreased 9% to $1,572,727 as of September 30, 2012, from $1,682,023 as of September 30, 2011, mainly due to amortization on tower assets.

Net income for the wireline segment decreased 24% to $61,306 in the three months ended September 30, 2012, from $80,914 in the same period last year, mainly due to an increase in marketing of wireless marketing and operating costs.

Total assets for the wireline segment decreased 51% to $1,030,537 as of September 30, 2012, from $2,124,165 as of September 30, 2011, mainly due to impairment of goodwill during the year ended December 31, 2011.

Comparison of Nine Months Ended September 30, 2012 and 2011

The following table shows key components of our results of operations during the six months ended September 30, 2012 and 2011, in both dollars and as a percentage of our total sales.

U.S. dollars, except percentages	Nine Months Ended September 30, 2012		Nine Months Ended September 30, 2011
		Percent of		Percent of
	Dollars	Total Sales	Dollars	Total Sales
Total sales	$2,417,137	100%	$4,123,868	100%
Cost of sales	1,266,135	52%	1,813,329	44%
Gross profit	1,151,002	48%	2,310,539	56%

Salaries and payroll	894,368	37%	1,349,075	33%
Depreciation and amortization	106,641	4%	124,963	3%
Selling, general and administrative expenses	1,215,199	50%	1,665,507	40%
Income (loss) from operations	(1,065,206)	(44)%	(829,006)	(20)%

Other income (expense)	(322,609)	(13)%	(137,506)	(3)%
Loss before non-controlling interest	(1,387,815)	(57)%	(966,512)	(23)%
Net loss allocable to non-controlling interest	21,014	1%	25,315	1%
Net loss	$(1,366,801)	(57)%	$(841,197)	(23)%

Total Sales . Our total sales decreased 10% to $2,417,137 in the nine months ended September 30, 2012 from $2,696,907, in the same period last year, primarily as a result of a decrease in sales in our online advertising business and attrition of customer base of a subsidiary.

Cost of sales . Our cost of sales decreased 2% to $1,266,135 in the nine months ended September 30, 2012, from $1,296,124 in the same period last year, mainly due to a decrease in sales and an increase in costs associated with our new product and our marketing campaign and training costs for our underperforming marketing centers during the 2012 period.

Gross profit and gross profit margin . Our gross profit decreased 18% to $1,151,002 in the nine months ended September 30, 2012, from $1,400,783 in the same period last year. The gross profit margin (gross profit as a percentage of total sales) was 48% for the nine months ended September 30, 2012 and 52% for the nine months ended September 30, 2011. The decrease in the gross profit margin was primarily due to a decrease in overall sales.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Comparison of Nine Months Ended September 30, 2012 and 2011 - continued

Salaries and payroll.   Our salaries and payroll expenses decreased 17% to $894,368 in the nine months ended September 30, 2012 from $1,075,263 in the same period last year, mainly due to a reduction in personnel and related payroll expenses during the 2012 period.

Selling, general and administrative expenses. Our selling, general and administrative expenses increased 11% to $1,215,199 in the nine months ended September 30, 2012, from $1,098,391 in the same period last year, mainly due to an increase in legal expense in connection with our operations.

Other income and expenses . Interest expense increased 10% to $388,891 in the nine months ended September 30, 2012, from $353,643 in the same period in 2011, primarily due to an increase in loan interest associated with the Thermo Credit LLC loan.  Increase in other income was due to the write off of open checks pertaining to a settlement with a former employee.

 Net loss . As a result of the foregoing reasons, net loss increased 28% to $1,366,801 in the nine months ended September 30, 2012, from $1,070,961 in the same period last year.

Segment Data

Net loss for the advertising solutions segment increased 14% to ($1,387,543) in the nine months ended September 30, 2012, from ($1,217,039) in the same period last year, mainly due to a decrease in sales, less efforts in direct marketing and higher attrition ratio.

Total assets for the advertising solutions segment decreased 12% to $2,317,063 as of September 30, 2012 from $2,636,662 as of September 30, 2011, mainly due to decrease in  receivables from intercompany accounts.

Net loss for the wireless segment decreased 30% to ($25,765) in the nine months ended September 30, 2012, from net loss of ($36,664) in the same period last year, mainly due to cancelations of co-location agreements.

Total assets for the wireless segment decreased 9% to $1,572,727 as of September 30, 2012, from $1,682,023 as of September 30, 2011, mainly due to amortization on tower assets.

Net income for the wireline segment decreased 53% to $92,602 in the six months ended September 30, 2012, from $196,249 in the same period last year, mainly due to an increase in marketing of wireless marketing and operating costs.

Total assets for the wireline segment decreased 51% to $1,030,537 as of September 30, 2012, from $2,124,165 as of September 30, 2011, mainly due to impairment of goodwill during the year ended December 31, 2011.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Liquidity and Capital Resources

As of September 30, 2012, we had cash and cash equivalents of approximately $0. The following table provides a summary of our net cash flows from operating, investing, and financing activities. To date, we have financed our operations primarily through net cash flow from operations, augmented by short-term bank and personal borrowings and equity contributions by our shareholders.

U.S. Dollars	Nine Months Ended September 30,
	2012	2011
Net cash provided by (used in) operating activities	$(646,892)	$(638,880)
Net cash provided by (used in) investing activities	(701)	50,621
Net cash provided by (used in) financing activities	595,707	501,031
Net increase in cash and cash equivalents	$(51,704)	$(89,822)

Operating Activities

Net cash used in operating activities was $646,892 in the nine months ended September 30, 2012, compared with $638,880 used in operating activities in the same period last year. Net loss after adjustment for noncash items was $1,317,498 in the nine months ended September 30, 2012.  This decrease was primarily due to increased operating and legal costs of underperforming subsidiaries.

Investing Activities

Net cash used in investing activities in the nine months ended September 30, 2012 was $701, compared with $50,621 provided in investing activities in the same period last year. The change was mainly due to purchases of equipment.

Financing Activities

Net cash provided by financing activities in the nine months ended September 30, 2012 was $595,707, compared with $501,031 of net cash provided by financing activities in the same period in 2011. The decrease in net cash provided by financing activities was mainly due to cash proceeds from unrelated third-party loans and proceeds from related party loans offset by a repayment of the related party loans.

Capital Expenditures

Our capital expenditures for the nine months ended September 30, 2012 and 2011 were $669 and $199, respectively. As of September 30, 2012, we had cash and cash equivalents of $0, primarily consisting of cash on hand and demand deposits.

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

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Loan Commitments

As of September 30, 2012, the amount, maturity date and term of each of our loans were as follows:

Lender	Principal Amount	Interest Rate	Maturity Date
Thermo Credit LLC	$1,507,176	17.00%	January 17, 2011
AHAP	40,000	Various	Upon Demand
Brilliant Capital	888,893	8.00%	Upon Demand
InfoCity, LLC and Others	1,141,176	8.00%	Upon Demand
Dr. Dicken Yung (related party)	218,746	0.00%	Upon Demand
Baldwin Yung (related party)	382,000	0.00%	Upon Demand
Boaz Yung (related party)	1,125	0.00%	Upon Demand
Cherie Yung (related party)	277,742	0.00%	Upon Demand
	$4,456,858

We have a $2,000,000 revolving line of credit with the Thermo Credit LLC, pursuant to a credit agreement, dated July 17, 2010, between the Company and the bank. This revolving line of credit is guaranteed/secured by the all of the assets of the Company including cash, accounts receivable and fixed assets. The credit agreement had certain debt covenants that the Company did not comply with during the year ended December 31, 2011 and the quarter ended September 30, 2012.  The first covenant was that the Company must maintain a ratio of cash flow to scheduled principal payments plus all accrued interest payments on funded debt of not less than 1-to-1 as of the end of each fiscal quarter.  The second covenant was that the Company must maintain a tangible net worth of not less than $0 as of the last day of each fiscal quarter.  The credit agreement terminated on January 17, 2011 and the Company is renegotiating the terms with the lender. Although the line of credit is currently in default status, the Company believes that a plan or an amendment of the facility can be negotiated.

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

·
Impairment of long-lived assets. The Company reviews the carrying amount of its long-lived assets, including intangibles, for impairment, each reporting period. An asset is considered impaired when estimated future cash flows are less than the carrying amount of the asset. In the event the carrying amount of such asset is considered not recoverable, the asset is adjusted to its fair value. Fair value is generally determined based on discounted future cash flow. For periods ended  September 30, 2012 and December 31, 2011, the Company determined no impairment charges were necessary.

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

We have a $2,000,000 revolving line of credit with the Thermo Credit LLC, pursuant to a credit agreement, dated July 17, 2010, between the Company and the bank. This revolving line of credit is guaranteed/secured by the all of the assets of the Company including cash, accounts receivable and fixed assets. The credit agreement had certain debt covenants that the Company did not comply with during the quarters ended September 30, 2012 and the year ended December 31, 2011.  The first covenant was that the Company must maintain a ratio of cash flow to scheduled principal payments plus all accrued interest payments on funded debt of not less than 1 to 1 as of the end of each fiscal quarter.  The second covenant was that the Company must maintain a tangible net worth of not less than $0 as of the last day of each fiscal quarter.  The credit agreement terminated on January 17, 2011. the line is in default and as such cash proceeds from the Company’s receivables and sale of assets have been directed to serve as collateral.

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

As required by Rule 13a-15(e), our management has carried out an evaluation, with the participation and under the supervision of our Chief Executive Officer and Chief Financial Officer, Mr. Baldwin Yung, of the effectiveness of the design and operation of our disclosure controls and procedures, as of September 30, 2012. Based upon, and as of the date of this evaluation, Mr. Yung, determined that, for the reasons disclosed below, as of September 30, 2012, and as of the date of this Report, our disclosure controls and procedures were not effective.

ITEM 4.	CONTROLS AND PROCEDURES – continued

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as based on framework established in Internal Control Integrated Framework issued by the committee of Sponsoring Organizations of the Treadway Commission (COSO) as of September 30, 2012. During our management’s review of our internal control over financial reporting as of September 30, 2012, our management identified the following material weaknesses in the company’s internal control over financial reporting:

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

Changes in Internal Control Over Financial Reporting

During the quarter ended September 30, 2012, there were no changes in our internal control over financial reporting identified in connection with the evaluation performed during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Telava Networks v Pacific EIH

On April 26, 2012, Pacific EIH Sacramento Corporation (“The Company’s Landlord at 353 Sacramento in San Francisco) and the Company, entered into a Stipulation of Entry for Judgment and Order thereon at the Superior Court of California, County of San Francisco to stipulate and agree to settle lease payments owed in the amount of $136,528 and $1,150 in attorney fees. As of September 30, 2012, the Company is current on its rental payments and in good terms with the Landlord.

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

Illinois Agricultural Association v. IBFA Acquisition Co. LLC (“IBFA”) and Telava Acquisitions, LLC

The Illinois Agricultural Association (IAA) claimed that IBFA and Telava Acquisitions, LLC had past due referral fees in the amount of approximately $95,000.  We denied the allegations and defended our position in arbitration.  The matter was in the discovery stage and a hearing was set for September 2011.  The suit was filed with the American Arbitration Association – Commercial Dispute Unit of Illinois.  On September 8, 2011, the AAA granted the award to IAA in the amount of $118,971.11 in full settlement of the case.

Chen v. Unilava Corporation, et al.

In September 2010, Chris Chen, former Executive Vice President of Sales, filed a lawsuit against Unilava Corporation and Local Area Yellow Pages, Inc. (“LAYP”)  Mr. Chen seeks $49,613 in unpaid wages, $12,000 in statutory waiting time penalties and 4,300,000 shares of common stock or the fair market value of the common stock and attorneys’ fees.  In July 2010, Unilava and LAYP filed a cross-complaint seeking compensatory damages of no less than $3,000,000, punitive damages and attorneys’ fees.  The Court has ordered the parties to participate in mediation.  In September 2011, both parties entered into an agreement to settle the case for $50,000 with prejudice.

McLane v. Unilava Corporation, et al.

In February 2011, Caron McLane, former employee, filed a lawsuit against Unilava Corporation and Local Area Yellow Pages, Inc. (“LAYP”) and claims that she was wrongly terminated by the company.  Ms. McLane seeks for damages for the wrongly termination claims. The company intends to vigorously defend the case and does not intend to settle the case with Ms. McLane. On September 11, 2012, the Superior Court of the State of California- County of San Francisco ordered to dismiss the case with prejudice in favor of the Company.

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

Date: December 18, 2012	UNILAVA CORPORATION

	By:	/s/ Baldwin Yung
Baldwin Yung, Chief Executive Officer and Chief Financial Officer (Principal Executive, Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certifications of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certifications of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Extension Presentation Linkbase