Form 10-K
period 2012-12-31
Unilava Corp
filed 2013-04-16
CIK 923168

  UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2012

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
(Do not check if a smaller reporting company)

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒

As of June 30, 2012 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the shares of the registrant’s common stock held by non-affiliates (based upon the closing price of such shares as quoted on the OTC Bulletin Board maintained by the Financial Industry Regulatory Authority) was approximately $1.2 million. Shares of the registrant’s common stock held by each executive officer and director and each by each person who owns 10% or more of the outstanding common stock have been excluded from the calculation in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

There were a total of 100,052,888 shares of the registrant’s common stock issued but not outstanding as of April 15, 2013.

DOCUMENTS INCORPORATED BY REFERENCE

None.

UNILAVA CORPORATION
Annual Report on Form 10-K
For the Fiscal Year Ended December 31, 2012

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

Use of Terms

Except as otherwise indicated by the context, references herein to “Unilava,” “we,” “us,” “our,” “our Company,” or “the Company” are to the combined business of Unilava Corporation, a Wyoming corporation, and its consolidated subsidiaries, Telava Networks, Inc. (100% owned), Telava Acqusitions, Inc. (100% owned), Telava Wireless, Inc. (75% owned), Telava, Inc. (80% owned), Local Info Pages, Inc. (100% owned) and IBFA Acqusitions LLC (100% owned) which are 100% consolidated in the financial statements as adjusted for various minority interests. In addition, unless the context otherwise requires:

•	“Exchange Act” refers to the Securities Exchange Act of 1934, as amended;
•	“IBFA” refers to IBFA Acquisitions LLC, a Michigan limited liability company and wholly owned subsidiary of the Company;
•	“LIP” refers to Local Info Pages, Inc., a Korean corporation and wholly owned subsidiary of Telava Networks;
•	“SEC” refers to the Securities and Exchange Commission;
•	“Securities Act” refers to the Securities Act of 1933, as amended;
•	“Telava Acquisitions” refers to Telava Acquisitions, Inc., a Delaware corporation and wholly owned subsidiary of the Company;
•	“Telava Networks” refers to Telava Networks, Inc., a Nevada corporation and wholly owned subsidiary of the Company;
•	“Telava Mobile” refers to Telava, Inc., a Delaware corporation and 80% owned subsidiary of the Company;
•	“Telava Wireless” refers to Telava Wireless, Inc., a Wyoming corporation and 75% owned subsidiary of Telava Networks; and
•	“U.S. dollars,” “dollars” and “$” refer to the legal currency of the United States.

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

PART I
ITEM 1.    BUSINESS

Overview of our Business

Through our consolidated subsidiaries, Telava Networks, Inc., Telava Acqusitions, Inc., Telava Wireless, Inc., Telava, Inc., Local Info Pages, Inc. and IBFA Acqusitions LLC , we provide a variety of communications services, products, and equipment that address the needs of small to medium enterprise businesses and consumers under the Unilava corporate brand which includes our retail brands consisting of Telava TM , Countryconnect TM , Telava TM Mobile, Local Area Yellow Pages, Counia, and Nationwide Roadside Assistance. We are licensed to provide long distance services in 41 States and local phone services in 11 States. Through our carrier-grade microwave wireless broadband infrastructure and broadband internet access partners, we offer mobile and high-definition IP-hosted voice services to residential, small and medium enterprises. We deliver small business a comprehensive and integrated suite of fee-based online and mobile advertising and web services. Headquartered in San Francisco, we have regional offices in Chicago, Seoul, Hong Kong, and Beijing.

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

TelavaNV, a privately owned company, was incorporated in Nevada on July 23, 2003 as Local Area Yellow Pages to provide advertising and directory listings for small and medium sized businesses on its internet website in a “Yellow Pages” format.  The Company provides those services to its subscribers for a monthly fee.  These services are provided primarily to small and medium sized businesses throughout the United States.  On July 10, 2007, Local Area Yellow Pages amended its Articles of Incorporation to change the name of the corporation to Telava Networks, Inc. (“TelavaNV”) for the purpose of launching its network to provide the next generation fixed and mobile WiMAX broad band solutions to small and medium businesses, public safety organizations, and others in various markets through its network.  TelavaNV continues its Yellow Pages operations while, at the same time, expanding its WiMAX network.  For the year ended December 31, 2012, nearly 24% of the Company’s revenues have been generated by its Yellow Pages business.

ITEM 1.    BUSINESS - continued

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

On November 12, 2008, TelavaNV formed Telava Mobile, Inc., and subsequently changed its name to Telava, Inc. (“TM”) as a 80% majority-owned subsidiary for the purpose of entering the mobile services businesses offering prepaid mobile calling cards and unlimited mobile services throughout the United States of America.

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

ITEM 1.    BUSINESS - continued

Wireless

Telava Inc. began operations in January 2009 as a subsidiary of Telava Networks, Inc. We provide certain wireless services on our third generation (3G) network and second generation (2G) network. Through our mobile virtual network operator (MVNO) relationships, we offer 3G services with nationwide coverage in all 50 states, Puerto Rico and the U.S. Virgin Islands, utilizing code division multiple access (CDMA) or global system for mobile communications (GSM). In February 2010, we announced the Telava TM Broadband Bullet 3G unlimited service that allows compatible devices to enjoy the speeds of our 3G services where available. This initiative incorporates selling, marketing, product development, and operations resources to address growing non-traditional data needs, which covers a wide variety of products and services including telematics, in-vehicle devices, e-readers, specialized medical devices, and other original equipment manufacturer devices.

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

Our GSM third generation (3G) network technology covers most major metropolitan areas of the U.S. This technology provides superior speeds for data and video services, as well as operating efficiencies, using the same spectrum and infrastructure for voice and data on an IP-based platform. Our wireless network also relies on digital transmission technologies known as Global System for Mobile Communication (GSM), General Packet Radio Services (GPRS) and Enhanced Data Rates for GSM Evolution (EDGE) for data communications.  Our GSM network have also announced plans to transition our network to more advanced Long Term Evolution technology in 2013 as network equipment and handsets are expected to become widely available.

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

ITEM 1.    BUSINESS - continued

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

ITEM 1.    BUSINESS - continued

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

ITEM 1.    BUSINESS - continued

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

ITEM 1.    BUSINESS - continued

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

ITEM 1.    BUSINESS - continued

Wireline Services

Our wireline subsidiaries provide both retail and resell communication services domestically and internationally. Our wireline operation provided approximately 62.36% of 2012 operating revenues. We divide our wireline services into three product-based categories: local, long distance and other.  Revenues from our traditional voice services have been declining as customers have been switching to wireless, cable and other internet-based providers. In addition, the continuing economic recession has caused wireline customers to terminate their residential or business phone service as individuals have lost jobs or otherwise combined households and businesses have closed or reduced operations. We have responded by offering packages of combined voice and data services, including broadband and video, and intend to continue this strategy during 2013.

Wireless Voice Services

Voice includes traditional local and long-distance service provided to retail customers and wholesale access to our network and individual network elements provided to competitors. At December 31, 2012, our wireline subsidiaries served approximately 55,000 active consumer access lines. We also have a number of integrated voice and data services, such as integrated network connections, that provide customers the ability to integrate access for their voice and data services, the data component of which is included in the data category. Additionally, voice revenues do not include any of our VoIP revenues, which are included in data revenues.

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

ITEM 1.    BUSINESS - continued

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

Advertising Solutions

Advertising Solutions includes our directory operations, which sell Yellow Pages online internet-based directory advertising and local search. The online business directory is a comprehensive and invaluable business portal that allows searchers to quickly access local and online business information, including instant maps, direct links to featured business websites, and other valuable tools and resources. Advertising Solutions provided approximately 18.55% of total operating revenues in 2012. This operation sells advertising services throughout the United States and in South Korea under the brand name Local Info Pages, Inc. (“LIP”).  Headquartered in Seoul, LIP, a Unilava wholly owned subsidiary, is one of the leading direct marketing and business service companies in Korea. We connect advertisers to targeted audiences through its network advertising products and services. Through the acquisition of websites from Ttoore/Counia, we enable advertisers to directly reach consumers with branded media products, coupons and other advertisements. Consumers trust us to deliver the best values in town via direct and online coupons. For advertisers, we offer business advertising solutions by enabling them to sell their products and services in person, online or through the mail.

LIP offers brands that include:

*	Counia.com – the trusted local coupon website consumers visit frequently for savings and values; and

*
Local114.co.kr – South Korea’s online yellow pages and business service provider enabling emerging enterprises with bundled solutions, including website development, internet advertising, and other member value-added services.

Other Products and Services

Our Other businesses include operations from Nationwide Roadside Assistance, our roadside services subsidiary, operator services, corporate and other operations. The Other operations provided approximately 0% of total operating revenues.

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

ITEM 1.    BUSINESS - continued

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

No customer accounted for 10% or more of our consolidated revenues in 2012, 2011, 2010, 2009 or 2008.  We do not depend on one or a few major customers for our revenues.

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

ITEM 1.    BUSINESS - continued

Employees

As of December 31, 2012, we employed approximately 17 persons who are all full time employees worldwide. The following table illustrates the allocation of these employees among the various job functions conducted at our company.

Department	Number of Employees
Management and Administration	2
Business Development	2
Finance and Accounting	3
Technical and Engineering	3
Customer Service	7
Sales and Marketing	0
TOTAL	17

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

ITEM 1A.   RISK FACTORS - continued

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

ITEM 1B.   UNRESOLVED STAFF COMMENTS

 None.

ITEM 2.    PROPERTIES

Our primary administrative offices are located in San Francisco, California.  We also have offices in Korea and Chicago.  Unilava Corp. and its subsidiaries do not own any real property. The following information presents certain information about our leased properties:

	Approximate	Date Current	Average
Location	Square Feet	Lease Expires	Monthly Rent

Headquarters 353 Sacramento Street, Suite 1500 San Francisco, CA	5,049 sq. ft.	April 30, 2013	$43,949

Chicago Office 1850 Howard Street, Unit C Elk Grove Village, IL	5,437 sq. ft.	February 28, 2014	$3,955

Korea Office 4F MyeongJin Building 746-9 Yeoksam-Dong, Gangnam-Gu Seoul, Korea 135-915	2,703 sq. ft.	April 30, 2013	$1,591

ITEM 3.    LEGAL PROCEEDINGS

As of December 31, 2012, we had no material pending legal proceedings, except for the following.

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

Chen v. Unilava Corporation, et al.

In June 2010, Chris Chen, former Executive Vice President of Sales, filed a lawsuit against Unilava Corporation and Local Area Yellow Pages, Inc. (“LAYP”)  Mr. Chen seeks $49,613 in unpaid wages, $12,000 in statutory waiting time penalties and 4,300,000 shares of common stock or the fair market value of the common stock and attorneys’ fees.  In July 2010, Unilava and LAYP filed a cross-complaint seeking compensatory damages of no less than $3,000,000, punitive damages and attorneys’ fees.  The Court has ordered the parties to participate in mediation and they are in the process of selecting a mediator.  In September, both parties entered into an agreement to settle the case with prejudice.  Unilava Corporation and LAYP had to pay damages of approximately $50,000. The company recorded an unpaid balance of $11,111 as of December 31, 2012.

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

	High	Low
Quarter Ended:
March 31, 2011	$0.01	$0.01
June 30, 2011	$0.01	$0.01
September 30, 2011	$0.01	$0.01
December 31, 2011	$0.01	$0.01

Quarter Ended:
March 31, 2012	$0.01	$0.01
June 30, 2012	$0.01	$0.01
September 30, 2012	$0.01	$0.01
December 31, 2012	$0.01	$0.01

Holders

We currently have 100,052,888 shares of our common stock issued and outstanding as of April 15, 2013, which are held of record and beneficially owned by 65 persons not including those shares held in “street name.”

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

Report of Offering of Securities and Use of Proceeds Therefrom

Not Applicable.

 Company repurchases of common stock during the year ended December 31, 2012

There were no Company repurchases of common stock during the year ended December 31, 2012.

ITEM 5.    MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND COMMON STOCK REPURCHASES - continued

Sales of Unregistered Securities during the year ended December 31, 2012

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

Results of Operations for the Fiscal Years Ended December 31, 2011 and 2010

Our revenue for the year ended December 31, 2012 was $3,102,282, a $421,045 or 11% decrease compared to the revenue of $3,523,327 for the year ended December 31, 2011.  The decrease in revenue was primarily derived from a decline in marketing effort in the online advertising solutions revenue.

Our receivables for the year ended December 31, 2012 was $246,438, a 23% decrease compared to the receivables of $320,587 for the year ended December 31, 2011.  A decrease was due to a change in billing policies and restrictions adopted by the third party billing aggregators and imposed by certain LECs pertaining to our operations in the advertising solutions business combined with the decrease in revenue.

Our accounts payable and notes payable for the year ended December 31, 2011 were $3,481,670 and $2,953,935, a 21% increase - $621,845 and a 40%- $853,940 increase compared to payables and notes payable of $2,859,825 and $2,099,995 for the year ended December 31, 2011.  A significant part of the increase in notes payable was due to additional capital needed to pay off some liabilities after assumption of liabilities for the IBFA acquisition and to sustain operations.

Our line of credit for the year ended December 31, 2012 was $1,651,633, a 9% - $144,457 decrease compared the balance of $1,507,176 as of December 31, 2011.  The decrease was due to repayments of the line of credit during the year.  As of the date of this filing, the line of credit is in default and we are renegotiating the terms with the lender.

Change in operating assets and liabilities were mostly due to change in accounts receivable of $74,149 from the year ended December 31, 2011, and a 23% decrease due to change in accounts receivable.

The cost of sales for the years ended December 31, 2012 and 2011 totaled $1,664,173 and $1,987,926, respectively.  The $323,753, or 16% decrease in 2012 was due to decrease in overall sales and lowering of costs incurred in sales.

Our gross profit decreased $97,292 or 6% to $1,438,109 for the year ended December 31, 2012 from $1,535,401 for the year ended December 31, 2011.  The gross margin increased from 44% to 46% as a result of retention ratio of IBFA customer base related to the acquisition of IBFA.

Operating expenses decreased $1,419,085 or 33% to $2,867,431 for the year ended December 31, 2012 from $4,286,516 for the year ended December 31, 2011.  The decrease was attributed to the goodwill impairment totaling $1,068,000 in the year of 2011.  However, there was a substantial decrease in other expense areas due to decreases in employee headcount and better control of the expenses associated with market expansion and sales growth in other businesses and expenses related to the acquisition of IBFA.

Other expense for the years ended December 31, 2012 and 2011 were $185,851 and $329,033, respectively.  The $143,182 or 43% decrease in other expense was due primarily to increase in interest expenses.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Net loss for the year ended December 31, 2012 and 2011 was $1,582,978 and $2,986,289, respectively.  The $1,403,311 or 46% decrease in our net loss was primarily the result of the impairment of goodwill and the increased costs related to our facility and expansion into other markets and additional costs associated with the operation of IBFA.

Segment Results

Our wireless revenue was $592,245 in 2012 and $156,745 in 2011.  The increase was due to increase in customer base in wireless products such as prepaid phone and enhanced broadband businesses.  The wireless operation contributed 19% of the overall operating revenue of the company.

Our wireline revenue was $1,934,612 in 2012 and $2,329,225 in 2011.  The significant decrease was due to decrease in internet service revenue.  The wireline operation contributed to more than 62% of the overall revenue of the company.

Our advertising solutions revenue was $575,424 in 2012 and $1,037,358 in 2011.  The decrease was due to decrease in marketing efforts in certain markets and regions due to LEC restrictions.  However, our operating profit was at 46% compared to 43% in 2011.  The increase in operating profit margin was due to steady retention of customer base in the advertising solutions business and a decrease in ourt cost of revenues due to better controls on our costs.  The operating expense was 2,867,431 which was lower than that of 2011 due to more control in costs associated with operations and last years impairment of goodwill.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Inflation

Although our operations are influenced by general economic conditions, we do not believe inflation had a material effect on the results of operations during the year ended December 31, 2012.   However, there can be no assurance our business will not be affected by inflation in the future.

ITEM 8.    FINANCIAL STATEMENTS

The information required by this Item is submitted as a separate section of this Form 10-K. See CONSOLIDATED AUDITED FINANCIAL STATEMENTS AND NOTES.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a] 15(e) and 15d] 15(e) under the Securities Exchange Act of 1934 (the Exchange Act)). Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on our assessment, we determined that, as of December 31, 2012, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, because of the material weaknesses in our internal control over financial reporting described below, our disclosure controls and procedures were not effective to satisfy the objectives for which they are intended.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as based on framework established in Internal Control Integrated Framework issued by the committee of Sponsoring Organizations of the Treadway Commission (COSO) as of December 31, 2012. Based on such evaluation, our management, including the CEO and CFO, has concluded that the Company’s internal control over financial reporting as of December 31, 2012 is ineffective.

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

ITEM 9A.  CONTROLS AND PROCEDURES - continued

We plan to increase our personnel resources and technical accounting expertise within the accounting function when funds are available to us. We will create a senior position to focus on financial reporting and standardizing and documenting our accounting procedures with the goal of increasing the effectiveness of the internal controls in preventing and detecting misstatements of accounting information. We anticipate the costs of implementing these remediation initiatives will be approximately $50,000 to $100,000 a year in increased salaries and $50,000 to $100,000 a year in increased legal and accounting expenses.  We anticipate that these initiatives will be at least partially, if not fully, implemented by December 31, 2013.  Additionally, we plan to test our updated controls and remediate our deficiencies by December 31, 2013.

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

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The members of the Board of Directors of Unilava, Inc. serve until the next annual meeting of stockholders, or until their successors have been elected.  The officers serve at the pleasure of the Board of Directors.  The following sets forth information about our directors and executive officers:

The address of each, unless otherwise noted, is 353 Sacramento Street, Suite 1500, San Francisco California.

			Number of Shares	Percentage of
Name	Office	Age	Owned (1)	Shares Owned (1)

Baldwin Yung	PRESIDENT/CEO/	41	5,500,000	5.50%
	CFO/DIRECTOR

Boaz Yung	Executive Vice President	33	1,375,000	1.30%

Dicken Yung	Director	76	2,475,000	2.40%

Michael Corrigan	Director	63	--	--

Ruth Brown	Director	66	--	--

Rodger Spainhower	Director	68	--	--

Colin Tilley	Director	62	--	--

Dr. Brian Peacock	Director	76	--	---

Carlington HK
Limited (2)	N/A	N/A	38,500,000	38.50%

All executive officers and directors as a
group (8 persons)			13,750,000	13.80%
(1) Except as otherwise noted, shares are owned beneficially and of record, and such record stockholder has sole voting, investment, and dispositive power.

(2) Mr. Lam Kam Hung is the control person of Carlington Hong Kong Limited, an investment group which directly owns these shares.

Baldwin Yung – President and Chief Executive Officer and Chief Financial Officer

Baldwin Yung, age 41, has been President, CEO and CFO of Unilava since inception and is a member of the Board’s Audit and Corporate Governance Committees.  Mr. Yung is an experienced venture capitalist and finance executive who has raised funds in both debt and equity for publicly and privately-held companies.  He is also a successful entrepreneur, having co-founded a publicly-traded interactive multimedia and data management company- DigiLava, Inc.  Earlier in his career, Mr. Yung worked for global public accounting firms, such as Price Waterhouse Coopers, L.L.P., PKF International (previously known as Pannell, Kerr & Forster) and Worldwide CPAs, specializing in external audits and financial advisory services.  He has provided management consulting services to small to medium-sized start-ups and early-stage companies in various sectors including technology and telecommunications. Mr. Yung was Chief Executive of Telava Networks, Inc., A California Corporation between the period August 2007 to March 2009.

Mr. Yung has a Bachelor of Arts degree in Accounting from University of Oregon. He is a member and was appointed as the Honorary Chairman of the Business Advisory Council of the State of California and was awarded 2005 Businessman of the Year.

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE. - continued

Boaz Yung – Executive Vice President of Business Development & Technology

With extensive experience in emerging business and technology, Boaz Yung, age 33, has served as Executive Vice President of Unilava since 2003, overseeing new market development, long-term strategic direction and the overall vision of the Company.  As a co-founder, Mr. Yung spearheaded Unilava’s Telava divisions to a global corporation.

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

  Colin Tilley – Director

Colin Tilley, age 62, has been a Board Member of Unilava for four years and is a member of the Board’s Audit and Corporate Governance Committees.  He has over 30 years of general management experience.  Having started his career in municipal government in London, where he rose to the position of Deputy Director, he went to work for international management consultants Pannell Kerr Forster Associates as a senior management consultant for five years.  He left to establish the first of three companies he has successfully co founded.  The first, Whiteley International, was a management consultancy, of which he was a partner for some 12 years, which specialized in strategy development, business planning, organizational reviews and business monitoring and evaluation.  During this time, he also co-founded Creating Excellence, a multi-faceted management and marketing company, with UK clients such as Nike, Reuters, the BBC, Comic Relief, Sport England, UK Sport and the British Heart Foundation.  He has been involved in all aspects of the business, especially strategic direction, business planning and development and client development.  He remains as a director of that organization in a mainly non-executive capacity.  More recently, he formed Tilley and Associates, to offer consultancy and interim management services.

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

Brian Peacock  - Director

Dr. Brian Peacock, age 76, is a member of the Board’s Remuneration/Compensation Committee. Dr. Brian Peacock has a background in ergonomics and industrial engineering which have provided a foundation for a long career in industry and academia, which included eighteen years in academia, fifteen years with General Motors' vehicle design and manufacturing organizations, and four years as discipline coordinating scientist for the National Space Biomedical Institute / NASA. He is a licensed professional engineer, a licensed private pilot, a certified professional ergonomist and a fellow of both the Ergonomics and Human Factors Society (UK) and the Human Factors and Ergonomics Society (USA). Dr. Peacock has authored over 300 journal articles, reports, book chapters and presentations, including books on Statistical Distributions, Automotive Ergonomics and Ergonomics in Design.

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

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE. - continued

Dicken Yung – Chairman and Director

Dr. Dicken Yung, age 76, has chaired the Board of Directors since inception of the company and is a member of the Board’s Remuneration/Compensation Committee. For over 20 years, Dr. Yung has been involved in technology and industrial investments. He was Chairman of Digilava, Inc. in US and Director of Versatech Industries in Canada. Dr. Yung was bestowed in 2003 the most distinguished award by the Shanghai Municipality Government, the ‘Magnolia Gold Medal’. He has also received the award for ‘Most Distinguished Contributions to the Movement of Special Olympics in China’ from the quasi-government ministry for disabled persons, China Disabled Persons Federation.

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

Michael Corrigan – Director

            Mr. Michael Corrigan, age 63, has been a Director since inception of the company and serves on the Board’s Audit and Corporate Governance Committees. He is a member of The State Bar of California and has his own law practice in Southern California. Mr. Corrigan’s practice focuses on general and SEC representation of emerging high technology and other operating companies. He has been counsel to private and public companies in a broad range of industries, including computer hardware and software, telecommunications, multimedia, action sports, restaurant, entertainment and sporting goods manufacturing. He has assisted these companies with their corporate and partnership organization, private and public financing of debt and equity, mergers and acquisitions, joint ventures, technology licensing, real estate syndication and related commercial arrangements. He has advised owners of these companies on retirement planning and estate planning matters. In addition, Mr. Corrigan has represented several regional investment banking, advisory and management firms in securities and underwriting transactions, as well as compliance matters.

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

Ruth Brown – Director

             Mrs. Ruth Brown, age 66, has been Director since inception of the company and is a member of the Board’s Remuneration/Compensation Committee. Mrs. Brown is an avid investor who has been involved in technology and real estate investments over the past 13 years. Mrs. Brown is a business entrepreneur with ownership in a commercial meat company in Southern California and a real estate and property management company in Hawaii.

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

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE. - continued

Mr. Brown’s background in accounting and technology and real estate investments brings to the Board expertise on matters concerning corporate financial planning, strategic planning and corporate governance.

Rodger Spainhower - Corporate Secretary

Mr. Rodger Spainhower, age 68, serves as Corporate Secretary and Director of Unilava Corporation. He founded Highland Business Services, Inc., a business consulting company, in 1984 and has since then been providing services to businesses in areas of management, administration, compliance, software development and data management. Prior to founding Highland, Mr. Spainhower served as President and CEO of Hyland Title Corporation, where he oversaw the company’s management, administration and coordination of all services to a major title insurance agency. Before Hyland Title, Mr. Spainhower built a broad base of operations experience serving as Vice President at Great Western National Bank and as Operations Officer & Auditor at Valley National Bank in the US. At both banks, Mr. Spainhower was in charge of managing the bank operation for various branch offices including cash control, personnel, accounting and customer services.

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

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE. - continued

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

Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers, directors and beneficial owner of more than 10% of a registered class of our equity securities to file with the SEC statements of ownership and changes in ownership. The same persons are required to furnish us with copies of all Section 16(a) forms they file. We believe that, during fiscal 2012, all of our executive officers, directors and beneficial owner of more than 10% of a registered class of our equity securities complied with the applicable filing requirements.

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

ITEM 11.   EXECUTIVE COMPENSATION

Summary Compensation Table — Fiscal Years Ended December 31, 2012, 2011, 2010, 2009 and 2008

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

ANNUAL COMPENSATION				LONG TERM COMPENSATION
Name and			Other Annual		Award		Payouts		All
Principal Position
	Year	Salary	Bonus		Compensation			Other
				Restricted	Securities	LTIP	Compensation
				Stock	Underlying	Payouts ($)	Awards	Options	SARs(#)

	2012	$72,000	$0	0	0	0	0	0	0
Baldwin Yung	2011	$72,000	$0	0	0	0	0	0	0
Chief Executive Officer	2010	$72,000	$0	0	0	0	0	0	0
President and CFO	2009	$86,000	$27,000	0	0	0	0	0	0
	2008	$80,000	$0	0	0	0	0	0	0

ITEM 11.   EXECUTIVE COMPENSATION - continued

Summary of Employment Agreements and Material Terms

Option/SAR Grants in the year ended December 31, 2012 to Named Executive Officers

			Number of		% of Total
	Options/SARs	Employees in	Securities		Options/SARs
Name			Underlying	Granted to
	Granted (#)	Fiscal Year	Exercise or Base			Expiration

Baldwin Yung	0	0	-	-	-	-

Aggregated Option/SAR Exercises and Fiscal Year End Option/SAR Values

Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options/SARs at Fiscal Year End Exercisable/ Unexercisable	Value of Unexercised In-the-Money Options/SARs at Fiscal Year End Exercisable/ Unexercisable

Baldwin Yung	-	--	--	--

Outstanding Equity Awards at Fiscal Year End

None.

Option Exercises and Stock Vested

No options to purchase our capital stock were exercised by any of our named executive officers, nor was any restricted stock held by such executive officers vested during the fiscal year ended December 31, 2012.

Pension Benefits

No named executive officers received or held pension benefits during the fiscal year ended December 31, 2012.

Nonqualified Deferred Compensation

No nonqualified deferred compensation was offered or issued to any named executive officer during the fiscal year ended December 31, 2012.

Potential Payments upon Termination or Change in Control

Our named executive officers are not entitled to severance payments upon the termination of their employment agreements or following a change in control.

Compensation of Directors

No member of our board of directors received any compensation for his or her services as a director during the year ended December 31, 2012.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table presents information regarding the beneficial ownership of all shares of our common stock as of the date of this report by:

•	Each person who owns beneficially more than five percent of the outstanding shares of our common stock;

•	Each director of the Company;

•	Each named executive officer of the Company; and

•	All directors and officers of the Company as a group.

 The address of each, unless otherwise noted, is 353 Sacramento Street, Suite 1500, San Francisco California.

			Number of Shares	Percentage of
Name	Office	Age	Owned (1)	Shares Owned (1)

Baldwin Yung	PRESIDENT/CEO/	41	5,500,000	5.50%
	CFO/DIRECTOR

Boaz Yung	Executive Vice President	33	1,375,000	1.30%

Dicken Yung	Director	76	2,475,000	2.40%

Michael Corrigan	Director	63	--	--

Ruth Brown	Director	66	--	--

Rodger Spainhower	Director	68	--	--

Colin Tilley	Director	62	--	--

Dr. Brian Peacock	Director	76	--	---

Carlington HK
Limited (2)	N/A	N/A	38,500,000	38.50%

All executive officers and directors as a
group (8 persons)			13,750,000	13.80%
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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During 2011, Dicken Yung, Chairman, loaned the Company $176,352 and  was repaid $19,648.  The amounts are due on demand and bear no interest.  During 2012, the Company repaid $18,062.  As of December 31, 2012, the balance owed was $213,289

During 2011, Baldwin Yung, CEO, loaned the Company $387,000 and $63,433.as outstanding accounts payable which is still owed by the Company.  The amounts are due on demand and bear no interest.  As of December 31, 2012, the balance owed as loan and payables were $382,000 and $45,564.

During 2011, Boaz Yung, EVP, loaned the Company $1,125 as outstanding notes payable which is still owed by the Company.  The amounts are due on demand and bear no interest.  As of December 31, 2012, the balance owed was $1,125.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS - continued

During 2011, Cherie Yung, Director of International Business Development, loaned the Company $135,000 and $54,572.as outstanding accounts payable which is still owed by the Company.  The amounts are due on demand and bear no interest.  As of December 31, 2012, the balance owed as loan and payables were $280,300 and $94,731.

During the year ended December 31, 2012 and 2011, the Company had professional fees billed of $20,650 and $71,541, respectively, from an entity that is owned and controlled by an officer and director of the Company.

The Company assists a related party entity with sales and acquisitions of tower assets.  During the year ended December 31, 2011, the Company successfully sold a tower on behalf of the related entity for $172,000.  Additionally, the Company has the ability to exchange tower assets with the related entity and also has an arrangement with the related entity whereby the Company will always have the right to a certain number of tower assets at any given time.  During the year ended December 31, 2011, the Company sold one of its tower assets and the related entity was required to replace the tower asset during the year.  The related party entity is owned and controlled by an individual who owns approximately 25% of a subsidiary of the Company and is a minority shareholder of the Company

There were no other related party transactions in 2012 and 2011.

Director Independence

Mr. Corrigan serves on our board as an “independent director” as defined by the applicable rules of the SEC.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

Our principal accountants, DeJoya Griffith and Company LLC billed us $30,200 and Shelley International CPA billed us $10,000 ($2,500+$7,500) for audit and review fees during the fiscal years ended December 31, 2012 and DeJoya Griffith and Company LLC billed us $57,400 for fiscal year ended December 31, 2011.

Audit–related Fees

None.

Tax Fees

Our principal accountants, TnA Enterprises, LLC billed us $2,500 for tax preparation fees during the fiscal years ended December 31, 2012 and TnA Enterprises, LLC billed us $2,650 for fiscal year ended December 31, 2011.

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

Exhibit Index

The following exhibits are filed as part of this report or incorporated by reference:

Exhibit Number	Exhibit

2.1	Agreement and Plan of Reorganization between the Registrant and Telava Networks, Inc.**

3.1	Certificate of Incorporation*

3.2	Articles of Continuance *

3.3	Bylaws*

10.1	Employment Agreement dated July 31, 2003 between Unilava Corporation’s subsidiary and Baldwin Yung.***

10.2	Form of Letter of Agency for Long Distance.***

10.3	Form of Letter of Agency for Local Distance.***

10.4	Joint Application for Approval of an Interconnection Agreement, dated March 12, 2010, by and between Southwestern Bell Telephone Company d/b/a AT&T Texas and IBFA Acquisition Company, LLC.***

10.5	Master Service Agreement dated March 18, 2008 by and between Level 3 Communications, LLC and Telava Networks, Inc.***

21	List of Subsidiaries.***

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
***Incorporated by reference to such exhibit as filed with the Report on Form 10-K for the year ended December 31, 2011, filed April 16, 2012.

SIGNATURES

                Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 16, 2013.

UNILAVA CORPORATION.

By:/s/ Baldwin Yung
Baldwin Yung
President, Chief Executive Officer and Chief Financial Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on April 16, 2013.

By:/s/ Baldwin Yung
Baldwin Yung
President and Chief Financial Officer, & Director

By :/s/ Ruth Brown
Ruth Brown
Director

By :/s/ Dicken Yung
Dicken Yung
Director

By :/s/ Rodger Spainhower
Rodger Spainhower
Director

UNILAVA, INC.

REPORT ON AUDIT OF CONSOLIDATED AUDITED FINANCIAL STATEMENTS AND NOTES

YEARS ENDED DECEMBER 31, 2012 AND 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Unilava Corporation and its subsidiaries

We have audited the accompanying consolidated balance sheets of Unilava Corporation and its subsidiaries as of December 31, 2012, and the related consolidated statements of operations and comprehensive loss, stockholders’ deficit, and cash flows for the year then ended.  Unilava Corporation and its subsidiaries’ management are responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.  We did not audit the financial statements of the Company for the year ended December 31, 2011 and prior. Those statements were audited by other auditors.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Unilava Corporation and its subsidiaries as of December 31, 2012, and the results of its operations and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

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

/s/ Shelley International CPA
Mesa, AZ

April 15, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Unilava Corporation

We have audited the accompanying consolidated balance sheets of Unilava Corporation and Subsidiaries (the “Company”) as of December 31, 2011 and 2010 and the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for the years ended December 31, 2011 and 2010. Unilava Corporation’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Unilava Corporation and Subsidiaries as of December 31, 2011 and 2010 and the results of its the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for the years ended December 31, 2011 and 2010 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered losses from operations, which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ De Joya Griffith & Company, LLC
Henderson, Nevada
April 13, 2012

2580 Anthem Village Dr., Henderson, NV 89052 Telephone (702) 563-1600 ● Facsimile (702) 920-8049	Member Firm with Russell Bedford International

Unilava Corporation and Subsidiaries
Consolidated Balance Sheets

	December 31,	December 31,
	2012	2011
ASSETS
CURRENT ASSETS
Cash	$-	$51,704
Certificates of deposit	28,119	28,078
Accounts receivable, net	246,438	320,587
Other current assets	(24)	5,409

Total current assets	274,533	405,778

Fixed assets, net	1,510,822	1,651,953
Goodwill	767,873	767,873
Other assets	110,091	95,306

TOTAL ASSETS	$2,663,319	$2,920,910

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Bank overdraft	$79,242	$-
Accounts payable and accrued expenses	3,301,044	2,718,824
Accounts payable and accrued expenses - related party	180,625	141,001
Deferred rent - current	37,261	47,099
Line of credit	1,651,633	1,507,176
Notes payable	2,072,927	1,694,075
Notes payable - related party	881,008	699,477

TOTAL CURRENT LIABILITIES	8,203,740	6,807,652

Deferred rent - non current	-	40,684
TOTAL LIABILITIES	8,203,740	6,848,336

STOCKHOLDERS' DEFICIT
Preferred stock, no par value 5,000,000 shares authorized; issued and outstanding 0 and 0 outstanding at December 31, 2012 and 2011, respectively.	-	-

Common stock, no par value 120,000,000 shares authorized; issued but not outstanding 100,052,888 and 100,052,888, respectively; issued and outstanding 100,051,107 and 100,051,107 at December 31, 2012 and 2011, respectively.	1,519,074	1,519,074
Common stock payable	-	-
Treasury stock, 1,781 and 1,781 shares at December 31, 2012 and 2011, respectively	-	-
Accumulated deficit	(6,953,739)	(5,370,761)
Accumulated other comprehensive loss
(Foreign translation adjustment)	(61,795)	(63,974)

STOCKHOLDERS' DEFICIT OF UNILAVA	(5,496,460)	(3,915,661)
Non-controlling interest	(43,960)	(11,765)

TOTAL STOCKHOLDERS' DEFICIT	(5,540,420)	(3,927,426)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$2,663,319	$2,920,910

SEE ACCOMPANYING NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS.

Unilava Corporation and Subsidiaries
Consolidated Statements of Operations

	For the Years Ended
	December 31,
	2012	2011
Revenue	$3,102,282	$3,523,327
Cost of revenue	1,664,173	1,987,926
Gross profit	1,438,109	1,535,401

Costs and Expenses
Salaries and payroll taxes	1,145,989	1,402,257
Selling, general & administrative	1,579,866	1,660,632
Depreciation	141,576	155,627
Goodwill impairment	-	1,068,000
Total costs and expenses	2,867,431	4,286,516

Loss from operations	(1,429,322)	(2,751,115)

Other Income (Expense)
Interest income	77	652
Other income	384,870	4,187
Gain on disposal of assets	-	119,726
Interest expense	(570,798)	(453,189)
Other expense	-	(409)
Total other income (expense)	(185,851)	(329,033)

Loss before non-controlling interest	(1,615,172)	(3,080,148)
Net loss allocable to non-controlling interest	32,195	93,859
Net loss	$(1,582,978)	$(2,986,289)

Comprehensive loss:
Foreign currency translation adjustment	(2,179)	(280)
Total comprehensive loss	$(1,585,156)	$(2,986,569)

Net loss per common share:
Basic	$(0.02)	$(0.03)
Weighted average common shares outstanding:
Basic	100,051,107	100,051,107

SEE ACCOMPANYING NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS.

Unilava Corporation
Consolidated Statements of Stockholder's Deficit
For the Years Ended December 31, 2012 and 2011
(Audited)

	Preferred Stock		Common Stock			Treasury Stock			Accumulated
	Number		Number			Number			Other		Total
	of		of			of		Accumulated	Comprehensive	Minority	Stockholders'
	Shares	Amount	Shares	Amount	Payable	Shares	Amount	Deficit	Income (loss)	Interest	Deficit

BALANCES December 31, 2010	-	$-	100,051,107	$1,519,074	$-	(1,781)	$-	$(2,384,472)	$(63,694)	$82,094	$(846,998)

Foreign currency translation adjustment									(280)		(280)

Net loss	-	-	-	-	-	-	-	(2,986,289)	-	(93,859)	(3,080,148)

BALANCES December 31, 2011	-	-	100,051,107	1,519,074	-	(1,781)	-	(5,370,761)	(63,974)	(11,765)	(3,927,426)

Foreign currency translation adjustment									2,179		2,179

Net loss	-	-	-	-	-	-	-	(1,582,978)	-	(32,195)	(1,615,173)

BALANCES December 31, 2012	-	$-	100,051,107	$1,519,074	$-	(1,781)	$-	$(6,953,739)	$(61,795)	$(43,960)	$(5,540,420)

SEE ACCOMPANYING NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS.

Unilava Corporation and Subsidiaries
Consolidated Statements of Cash Flows

	For the Years Ended
	December 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,582,978)	$(2,986,289)
Adjustments to reconcile net loss
to net cash used in operating activities:
Shares to be issued for services	-	-
Depreciation and amortization	141,576	155,627
Change in deferred rent	(50,522)	(39,790)
Net loss allocated to non-controlling interest	(32,195)	(93,859)
Gain from sale of equipment	-	(119,726)
Impairment of goodwill	-	1,068,000
CHANGES IN OPERATING ASSETS AND LIABILITIES:
Accounts receivable	74,149	189,944
Other current assets	5,433	38,935
Other assets	(14,785)	3,673
Accounts payable and accrued expenses	582,220	759,830
Accounts payable and accrued expenses - related party	39,624	-

CASH USED IN OPERATING ACTIVITIES	(837,478)	(1,023,655)

CASH FLOWS FROM INVESTING ACTIVITIES:
Interest earned on certificates of deposit	(41)	-
Purchase of certificates of deposit	-	50,285
Proceeds from the sale of towers	-	160,227
Purchase of furniture and equipment	(669)	(1,622)

CASH USED IN INVESTING ACTIVITIES	(710)	208,890

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank overdraft	79,242	-
Proceeds from notes payable	378,852	599,899
Proceeds from line of credit	144,457	284
Repayment of line of credit	-	(385,608)
Proceeds from related party notes payable	199,137	582,000
Repayment of related party notes payable	(17,606)	(19,648)

CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	784,082	776,927

EFFECT OF EXCHANGE RATE CHANGES ON CASH	2,402	(280)
Net DECREASE IN CASH	(51,704)	(38,118)
CASH, beginning of period	51,704	89,822
CASH, end of period	$0	$51,704

Supplemental disclosure of non-cash investing and financing activities:
Interest paid	$-	$343,624
Taxes paid	$-	$-

SEE ACCOMPANYING NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS.

UNILAVA CORPORATION AND SUBSIDIARIES
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2012 and 2011

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

UNILAVA CORPORATION AND SUBSIDIARIES
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2012 and 2011

Note 2 – Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplate continuation of the Company as a going concern.  The Company has recently sustained operating losses totaling $1,597,177 for the year ended December 31, 2012 and has an accumulated deficit of $6,967,940 at December 31, 2012.  In addition, the Company has negative working capital of $7,946,547 at December 31, 2012.

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

Note 3 - Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of Unilava Corporation and its subsidiaries, Telava Networks, Inc. (100% owned), Telava Acqusitions, Inc. (100% owned), Telava Wireless, Inc. (75% owned), Telava, Inc. (80% owned), Local Info Pages, Inc. (100% owned Korean based entity) and IBFA Acqusitions LLC (100% owned) which are 100% consolidated in the financial statements as adjusted for various minority interests.  All material inter-company accounts and transactions have been eliminated.

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
FOR THE YEARS ENDED DECEMBER 31, 2012 and 2011

Note 3 - Summary of Significant Accounting Policies (Continued)

Cash and Cash Equivalents

This includes all short-term highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less.  The Company has a restricted cash balance of $28,119 and $28,078 on December 31, 2012 and 2011, respectively.   The restricted cash is held in certificates of deposit at various banking institutions.  The Company is expected to maintain the amounts in the certificates of deposit per agreements with certain vendors.

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
FOR THE YEARS ENDED DECEMBER 31, 2012 and 2011

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

IBFA:   Wireless services and wireline voice and data communication services. Revenue is recognized at the time of delivery of the products or services, and the collectability is reasonably assured. The Group assesses its revenue arrangements against specific criteria in order to determine if it is acting as principal or agent.

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

UNILAVA CORPORATION AND SUBSIDIARIES
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2012 and 2011

Note 3 - Summary of Significant Accounting Policies (Continued)

Revenue is stated at amounts billed or invoiced and accrued to subscribers or other carriers and content providers, taking into consideration the bill cycle cut-off (for postpaid subscribers), and charges against preloaded airtime value (for prepaid subscribers), and excludes value-added tax (VAT) and overseas communication tax.

Advertising Costs

The Company incurs advertising costs that are not considered direct response advertising and are expensed when incurred.  For the years ended December 31, 2012 and 2011, the Company incurred approximately $300 and $5,157 in marketing and advertising expense.

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
FOR THE YEARS ENDED DECEMBER 31, 2012 and 2011

Note 3 - Summary of Significant Accounting Policies (Continued)

Recent Accounting Pronouncements

The Company has evaluated the recent accounting pronouncements through April 2013 and believes that none of them will have a material effect on the Company’s financial statements.

Concentrations of Credit Risk

The Company has maintained balances in excess of federally insured limits from time to time during the fiscal year.  Management periodically reviews the adequacy and strength of the financial institutions and deems this to be an acceptable risk.

For the years ended December 31, 2012 and 2011, approximately 3% and 5% of the Company's net sales were made to customers outside the United States.

Note 4 – Accounts Receivable

The Company provides billing information to a third party billing company for the majority of its monthly billings.  Billings submitted are “filtered” by this billing company and the LEC’s. Net accepted billings are recognized as revenue and accounts receivable.  The billing company remits payments to the Company on the basis of cash ultimately received from the LEC’s by the billing company.  The billing company and LEC’s charge fees for services, which are netted against the gross accounts receivable balance. The billing companies also apply holdbacks to the remittance for potentially uncollectible accounts.  These dilution amounts will vary due to numerous factors and the Company may not be certain as to the actual amounts of dilution on any specific billing submittal until several months after that submittal.  The Company estimates the amount of these charges and holdbacks based on historical experience and subsequent information received from the billing companies.  The Company also estimates uncollectible account balances and provides an allowance for such estimates.  As of December 31, 2012 and 2011, the amount reserved for uncollectible account balances is $726 and $4,465, respectively.  The Company’s assets are served as collateral for the line of credit.

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

	2011	2011
Accounts receivable	$247,164	$325,052
Allowance for doubtful accounts	(726)	(4,465)
Accounts receivable, net	$246,438	$320,587

Note 5 – Fixed Assets

Property and equipment consisted of the following at December 31, 2012 and 2011:

	December 31, 2012	December 31, 2011
Microwave towers	$1,949,019	$1,949,019
Computer equipment	226,265	226,265
Furniture & equipment	114,549	117,166
Software	35,858	35,858
Tenant improvements	186,949	186,949
Subtotal	2,512,640	2,515,257
Accumulated depreciation	(1,001,818)	(863,304)
Fixed assets, net	$1,510,822	$1,651,953

UNILAVA CORPORATION AND SUBSIDIARIES
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2012 and 2011

Note 5 – Fixed Assets (continued)

Depreciation expense for the years ended December 31, 2012 and 2011 was $141,576 and $155,627, respectively.

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

The Company’s assets are served as collaterals for the line of credit.

Note 6 – Line of Credit and Notes Payable

As of December 31, 2012, the amount, maturity date and term of each of our loans and line of credit were as follows:
Lender	Principal Amount	Interest Rate	Maturity Date
Thermo Credit LLC	$1,651,632	17.00%	January 17, 2011
AHAP	40,000	8.00%	Upon Demand
Brilliant Capital	838,920	8.00%	Upon Demand
InfoCity, LLC and Others	1,140,976	8.00%	Upon Demand
Dr. Dicken Yung (related party)	213,289	0.00%	Upon Demand
Baldwin Yung (related party)	382,000	0.00%	Upon Demand
Boaz Yung (related party)	1,125	0.00%	Upon Demand
Cherie Yung (related party)	280,300	0.00%	Upon Demand
	$4,548,242

As of December 31, 2011, the amount, maturity date and term of each of our loans and line of credit were as follows:
Lender	Principal Amount	Interest Rate	Maturity Date
Thermo Credit LLC	$1,507,176	17.00%	January 17, 2011
AHAP	40,000	8.00%	Upon Demand
Brilliant Capital	574,899	8.00%	Upon Demand
InfoCity, LLC and Others	1,079,176	8.00%	Upon Demand
Dr. Dicken Yung (related party)	176,352	0.00%	Upon Demand
Baldwin Yung (related party)	387,000	0.00%	Upon Demand
Boaz Yung (related party)	1,125	0.00%	Upon Demand
Cherie Yung (related party)	135,000	0.00%	Upon Demand
	$3,900,728

We have a $2,000,000 revolving line of credit with the Thermo Credit LLC, pursuant to a credit agreement, dated July 17, 2010, between the Company and the bank. This revolving line of credit is guaranteed/secured by the all of the assets of the Company including cash, accounts receivable and fixed assets (See Note 4 Accounts Receivable and Note 5 Fixed Assets). The credit agreement had certain debt covenants that the Company did not comply with during the years ended December 31, 2012 and 2011.  The first covenant was that the Company must maintain a ratio of cash flow to scheduled principal payents plus all accrued interest payments on funded debt of not less than 1 to 1 as of the end of each fiscal quarter.  The second covenant was that the Company must maintain a tangible net worth of not less than $0 as of the last day of each fiscal quarter.  The credit agreement terminated on January 17, 2011, the line is in default and as such cash proceeds from the Company’s receivables and sale of assets have been directed to serve as collateral. (See Note 13, Subsequent Events)

UNILAVA CORPORATION AND SUBSIDIARIES
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2012 and 2011

Note 7 – Stockholders’ Equity (Deficit)

Preferred Stock

The Company has authorized 5,000,000 shares of no par value preferred stock available for issuance.  No shares of preferred stock are outstanding as of December 31, 2012 and 2011.

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

During the years ended December 31, 2012 and 2011, the Company has not  issued any shares of common stock.

Note 8 – Income Taxes

A reconciliation of income tax expense using the statutory federal and state income tax rates is as follows for the years ended December 31:

	2012	2011
Income tax benefit at statutory rate	$548,998	$566,713
State income taxes	138,034	142,488
Increase (decrease) in valuation allowance	(687,032)	(709,201)
Income tax expense	$-	$-

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

Deferred income taxes reflect the tax consequences on future years of differences between the tax basis of assets and liabilities and their basis for financial reporting purposes. Deferred tax assets and liabilities are as follows:

	2012	2011
Net operating loss carryforwards	$1,568,565	$2,156,000
Accrual-to-cash adjustment	--	145,000
Depreciation and amortization	--	14,000
Allowance for bad debt	--	(19,500)
Non-deductible expenses	(43,823)
Valuation allowance	(1,524,742)	(2,295,500)
	$-	$-

As a result of the significant net losses incurred since inception and because the likelihood of being able to utilize these losses is not presently determinable, the Company has recorded a valuation allowance to fully reserve its net deferred tax asset.

UNILAVA CORPORATION AND SUBSIDIARIES
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2012 and 2011

Note 8 – Income Taxes (Continued)

At December 31, 2012, the Company has available unused state and federal operating loss carryforwards of approximately $6,446,742 for federal taxes and state taxes that may provide future tax benefits, expiring between 2013 and 2019 for state taxes and 2023 through 2032 for federal taxes, as follows:

	Federal	State
NOL carryforward expiration:
2013	-	45,000
2014	-	516,000
2015	-	-
2016	-	135,000
2017	-	894,000
2018	-	-
2019	-	-
Thereafter	6,446,742	3,332,000

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

UNILAVA CORPORATION AND SUBSIDIARIES
NOTES TOAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2012 and 2011

Note 9 – Segment Reporting (Continued)

For the years ended December 31, 2012
	Advertising Solutions	Wireless	Wireline	Other	Elimination	Consolidated
Revenue from external customers	$575,424	$592,245	$1,934,612	$-	$-	$3,102,282
Cost of revenue	212,200	475,484	976,489	-	-	1,664,173

Gross profit	363,224	116,762	958,123	-	-	1,438,109

Operations and support expenses	1,761,907	76,198	836,068	51,681	-	2,725,855
Depreciation and amortization	62,800	77,290	1,486	-	-	141,576

Goodwill impairment	-	-	-	-	-	-

Total segment operating expenses	1,824,708	153,488	837,553	51,681	-	2,867,431

Segment operating income	(1,461,483)	(36,727)	120,570	(51,681)	-	(1,429,322)

Total other income (expense)	(458,705)	(47,875)	320,729	-	-	(185,851)

Net loss allocable to minority interest	-	32,195	-	-	-	32,195

Segment income before income taxes	$(1,920,189)	$(52,407)	$441,299	$(51,681)	$-	$(1,582,978)

Segment assets	$2,160,789	$1,537,958	$361,545	$682,000	$(2,078,973)	$2,663,319

For the years ended December 31, 2011
	Advertising Solutions	Wireless	Wireline	Other	Elimination	Consolidated
Revenue from external customers	$1,037,358	$156,745	$2,329,224	$-	$-	$3,523,327
Cost of revenue	309,176	302,165	1,376,585	-	-	1,987,926

Gross profit	728,182	(145,420)	952,639	-	-	1,535,401

Operations and support expenses	1,944,998	84,575	1,000,384	32,932	-	3,062,889
Depreciation and amortization	74,190	79,951	1,486	-	-	155,627

Goodwill impairment	-	-	1,068,000	-	-	1,068,000

Total segment operating expenses	2,019,188	164,526	2,069,870	32,932	-	4,286,516

Segment operating income	(1,291,006)	(309,946)	(1,117,231)	(32,932)	-	(2,751,115)

Total other income (expense)	(384,586)	54,926	627	-	-	(329,033)

Net loss allocable to minority interest	-	93,859	-	-	-	93,859

Segment income before income taxes	$(1,675,592)	$(161,161)	$(1,116,604)	$(32,932)	$-	$(2,986,289)

Segment assets	$2,632,048	$1,567,134	$1,044,778	$319	$(2,323,369)	$2,920,910

UNILAVA CORPORATION AND SUBSIDIARIES
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2012 and 2011

Note 10 - Commitments

A portion of our facilities are under operating leases that expire at various dates through 2014.  Rent expense was $596,543 and $547,179 for the years ended December 31, 2012 and 2011, respectively.

Minimum rental commitments under all non-cancelable leases with an initial term in excess of one year were as follows as of December 31, 2012:

Year Payable	Amount
2012	$594,143
2013	247,043
2014	27,910
2014 and Thereafter	7,910
Total	$1,070,448

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

Chen v. Unilava Corporation, et al.

In June 2010, Chris Chen, former Executive Vice President of Sales, filed a lawsuit against Unilava Corporation and Local Area Yellow Pages, Inc. (“LAYP”)  Mr. Chen seeks $49,613 in unpaid wages, $12,000 in statutory waiting time penalties and 4,300,000 shares of common stock or the fair market value of the common stock and attorneys’ fees.  In July 2010, Unilava and LAYP filed a cross-complaint seeking compensatory damages of no less than $3,000,000, punitive damages and attorneys’ fees.  The Court has ordered the parties to participate in mediation.  In September 2011, both parties entered into an agreement to settle the case for $50,000 with prejudice. The company recorded an unpaid balance of 11,110.80 as of December 31, 2013.

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

UNILAVA CORPORATION AND SUBSIDIARIES
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2012 and 2011

Note 12 – Related Party Transactions

During 2011, Dicken Yung, Chairman, loaned the Company $176,352 and was repaid $19,648.  The amounts are due on demand and bear no interest.  During 2012, the Company repaid $18,062.  As of December 31, 2012, the balance owed was $213,289

During 2011, Baldwin Yung, CEO, loaned the Company $387,000 and $63,433.as outstanding accounts payable which is still owed by the Company.  The amounts are due on demand and bear no interest.  As of December 31, 2012, the balance owed as loan and payables were $382,000 and $45,564.

During 2011, Boaz Yung, EVP, loaned the Company $1,125 as outstanding notes payable which is still owed by the Company.  The amounts are due on demand and bear no interest.  As of December 31, 2012, the balance owed was $1,125.[ST2]

During 2011, Cherie Yung, Director of International Business Development, loaned the Company $135,000 and $54,572.as outstanding accounts payable which is still owed by the Company.  The amounts are due on demand and bear no interest.  As of December 31, 2012, the balance owed as loan and payables were $280,300 and $94,731.

During the year ended December 31, 2012 and 2011, the Company had professional fees billed of $20,650 and $71,541, respectively, from an entity that is owned and controlled by an officer and director of the Company.

The Company assists a related party entity with sales and acquisitions of tower assets.  During the year ended December 31, 2011, the Company successfully sold a tower on behalf of the related entity for $172,000.  Additionally, the Company has the ability to exchange tower assets with the related entity and also has an arrangement with the related entity whereby the Company will always have the right to a certain number of tower assets at any given time.  During the year ended December 31, 2011, the Company sold one of its tower assets and the related entity was required to replace the tower asset during the year.  The related party entity is owned and controlled by an individual who owns approximately 25% of a subsidiary of the Company and is a minority shareholder of the Company.

There were no other related party transactions in 2012 and 2011.

Note 13 – Subsequent Events

The Company has an outstanding line of credit facility with Thermo Credit LLC (“Thermo Credit”) which is currently in default. However, the Company and the managing members of Thermo Credit have agreed to extend the facility.  On October 31, 2012, the Company signed the Term Loan Agreement for extending the facility but the terms and conditions of extending the facility are still being negotiated as of the date of the filing.  The management believes that the negotiation on the terms and conditions of the facility will be finalized before the filing of the next quarterly report.

During the three months ended September 31, 2012, the Company received loans from InfoCity, LLC totaling $23,000. The loans are due upon demand and bear no interest. During the three months ended December 31, 2012, the Company did not borrow any loan from InfoCity, LLC.

The Company signed a Memorandum of Understanding on December 7, 2009 to acquire an 80% interest in China Dragon Telecom Limited ("China Dragon Telecom") and its affiliates based in Hong Kong, China. The negotiations and execution of definitive agreements, regulatory approval and the performance of other customary conditions is expected to be completed in end-2012 due to additional audit procedures that are needed to issue the audited financials of China Dragon Telecom. As of December 31, 2012, China Dragon Telecom was still being audited by an accounting firm.