Form 10-K/A
period 2012-12-31
Unilava Corp
filed 2013-04-19
CIK 923168

  UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K /A
Amendment No. 1

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-K/A to our Annual Report on Form 10-K for the year ended December 31, 2012 (the “Form 10-K”), which was originally filed with the Securities and Exchange Commission on April 16, 2013, for the sole purpose of furnishing the Interactive Data File as Exhibit 101 in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report furnishes the following items from the Form 10-K formatted in eXtensible Business Reporting Language (XBRL): (i) the audited Consolidated Balance Sheets as of December 31, 2012 and 2011, (ii) the audited Consolidated Statements of Operations for the years ended December 31, 2012 and 2011, (iii) the audited Consolidated Statements of Stockholder's Deficit for the years ended December 31, 2012 and 2011, (iv) the audited Consolidated Statements of Cash Flows for the years ended December 31, 2012 and 2011, and (v) the audited Notes to Condensed Consolidated Financial Statements for the years ended December 31, 2012 and 2011.

No other changes have been made to the Form 10-K. This Amendment does not reflect events that have occurred after the April 16, 2013 filing date of the Form 10-K, or modify or update the disclosures presented therein, except to reflect the amendment described above.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Financial Statements and Schedules

The financial statements are set forth under Item 8 of this annual report on Form 10-K. Financial statement schedules have been omitted since they are either not required, not applicable, or the information is otherwise included.

Exhibit Index

The following exhibits are filed as part of this report or incorporated by reference:

Exhibit Number	Exhibit

2.1	Agreement and Plan of Reorganization between the Registrant and Telava Networks, Inc. (2)

3.1	Certificate of Incorporation (1)

3.2	Articles of Continuance (1)

3.3	Bylaws (1)

10.1	Employment Agreement dated July 31, 2003 between Unilava Corporation’s subsidiary and Baldwin Yung. (3)

10.2	Form of Letter of Agency for Long Distance. (3)

10.3	Form of Letter of Agency for Local Distance. (3)

10.4	Joint Application for Approval of an Interconnection Agreement, dated March 12, 2010, by and between Southwestern Bell Telephone Company d/b/a AT&T Texas and IBFA Acquisition Company, LLC. (3)

10.5	Master Service Agreement dated March 18, 2008 by and between Level 3 Communications, LLC and Telava Networks, Inc. (3)

21	List of Subsidiaries. (3)

31.1	Certification of the Chief Executive pursuant to Rule 13a-14 of the Securities and Exchange Act of 1934 as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2003. *

31.2	Certification of the Financial Officer pursuant to Rule 13a-14 of the Securities and Exchange Act of 1934 as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2003. *

32. 1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2003. *

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase**

101.DEF	XBRL Taxonomy Extension Definition Linkbase**

101.LAB	XBRL Taxonomy Extension Label Linkbase**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase**
(1) Incorporated by reference to such exhibit as filed with the Current Report on Form 8-K dated November 17, 2009.
(2) Incorporated by reference to such exhibit as filed with the Report on Form 6-K dated September 30, 2009.
(3) Incorporated by reference to such exhibit as filed with the Report on Form 10-K for the year ended December 31, 2011, filed April 16, 2012.
* Previously filed
** Furnished herewith

SIGNATURES

                Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 18 , 2013.

UNILAVA CORPORATION.

By:/s/ Baldwin Yung
Baldwin Yung
President, Chief Executive Officer and Chief Financial Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on April 18 , 2013.

By:/s/ Baldwin Yung
Baldwin Yung
President and Chief Financial Officer, & Director

By :/s/ Ruth Brown
Ruth Brown
Director

By :/s/ Dicken Yung
Dicken Yung
Director

By :/s/ Rodger Spainhower
Rodger Spainhower
Director