Form 10-Q
period 2013-03-31
Unilava Corp
filed 2013-05-20
CIK 923168

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10−Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2013

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

The number of shares outstanding of each of the issuer’s classes of common stock, as of May 15, 2013 is as follows:

Class of Securities	Shares Outstanding
Common stock, no par value	100,051,107

Quarterly Report on Form 10-Q
  Three Months Ended March 31, 2013

TABLE OF CONTENTS

PART I
FINANCIAL INFORMATION

PART I
FINANCIAL INFORMATION

ITEM 1.          FINANCIAL STATEMENTS.

The accompanying consolidated balance sheet of Unilava Corporation at March 31, 2013, the consolidated statements of operations and comprehensive loss for the three months ended March 31, 2012 and 2011 and the consolidated statements of cash flows for the three months ended March 31, 2013 and 2012, have been prepared by the Company's management, in conformity with principles generally accepted in the United States of America.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included in these condensed statements and all such adjustments are of a normal recurring nature.

UNILAVA CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012

Financial Statements	Page(s)

Consolidated Balance Sheets (Unaudited)	4

Consolidated Statements of Operations and Comprehensive Loss (Unaudited)	5

Consolidated Statements of Cash Flows (Unaudited)	6

Notes to Consolidated Financial Statements (Unaudited)	7-19

Unilava Corporation and Subsidiaries
Consolidated Balance Sheets

	March 31,	December 31,
	2013	2012
ASSETS	(unaudited)
CURRENT ASSETS
Cash	$-	$-
Certificates of deposit	28,127	28,119
Accounts receivable, net	244,398	246,438
Other current assets	123	(24)

Total current assets	272,648	274,533

Fixed assets, net	1,483,418	1,510,822
Goodwill	767,873	767,873
Other assets	110,074	110,091

TOTAL ASSETS	$2,634,013	$2,663,319

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Bank overdraft	$79,131	$79,242
Accounts payable and accrued expenses	3,634,194	3,301,044
Accounts payable and accrued expenses - related party	180,625	180,625
Deferred rent - current	23,061	37,261
Line of credit	1,651,633	1,651,633
Notes payable	2,014,332	2,072,927
Notes payable - related party	1,039,709	881,008

TOTAL CURRENT LIABILITIES	8,622,685	8,203,740

Deferred rent - non current	-	-
TOTAL LIABILITIES	8,622,685	8,203,740

STOCKHOLDERS' DEFICIT
Preferred stock, no par value 5,000,000 shares authorized; issued and outstanding 0 and 0 outstanding at March 31, 2013 and December 31, 2012, respectively.	-	-

Common stock, no par value 120,000,000 shares authorized; issued but not outstanding 100,052,888 and 100,052,888, respectively; issued and outstanding 100,051,107 and 100,051,107 at March 31, 2013 and December 31, 2012, respectively.	1,519,074	1,519,074
Common stock payable	-	-
Treasury stock, 1,781 and 1,781 shares at March 31, 2013 and December 31, 2012, respectively	-	-
Accumulated deficit	(7,382,020)	(6,953,739)
Accumulated other comprehensive loss
(Foreign translation adjustment)	(63,895)	(61,795)

STOCKHOLDERS' DEFICIT OF UNILAVA	(5,926,841)	(5,496,460)
Non-controlling interest	(61,831)	(43,960)

TOTAL STOCKHOLDERS' DEFICIT	(5,988,672)	(5,540,420)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$2,634,013	$2,663,319

SEE ACCOMPANYING NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

Unilava Corporation and Subsidiaries
Unaudited Consolidated Statements of Operations

	For the three months ended
	March 31,
	2013	2012
Revenue	$763,896	$820,887
Cost of revenue	412,650	389,062
Gross profit	351,246	431,825

Costs and Expenses
Salaries and payroll taxes	270,533	332,055
Selling, general & administrative	419,678	444,819
Depreciation	33,899	36,716
Goodwill impairment	-	-
Total costs and expenses	724,110	813,590

Loss from operations	(372,864)	(381,765)

Other Income (Expense)
Interest income	20	17
Other income	1	42,122
Gain on disposal of assets	-	-
Interest expense	(73,309)	(135,197)
Other expense	-	(10,000)
Total other income (expense)	(73,288)	(103,058)

Loss before non-controlling interest	(446,152)	(484,823)
Net loss allocable to non-controlling interest	17,871	8,632
Net loss	$(428,281)	$(476,191)

Comprehensive loss:
Foreign currency translation adjustment	(2,100)	(1,447)
Total comprehensive loss	$(430,381)	$(477,638)

Net loss per common share:
Basic	$(0.00)	$(0.00)
Weighted average common shares outstanding:
Basic	100,051,107	100,051,107

SEE ACCOMPANYING NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

Unilava Corporation and Subsidiaries
Unaudited Consolidated Statements of Cash Flows

	For the three months ended
	March 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(428,281)	$(476,191)
Adjustments to reconcile net loss
to net cash used in operating activities:
Shares to be issued for services	-	-
Depreciation and amortization	32,617	36,716
Change in deferred rent	(14,200)	(11,415)
Net loss allocated to non-controlling interest	(17,871)	(8,632)
Gain from sale of equipment	-	-
Impairment of goodwill	-	-
CHANGES IN OPERATING ASSETS AND LIABILITIES:
Accounts receivable	2,040	6,033
Other current assets	(147)	4,853
Other assets	17	(204)
Accounts payable and accrued expenses	333,150	295,833
Accounts payable and accrued expenses - related party	-	26,413

CASH USED IN OPERATING ACTIVITIES	(92,675)	(126,594)

CASH FLOWS FROM INVESTING ACTIVITIES:
Interest earned on certificates of deposit	(8)	(10)
Purchase of certificates of deposit	-	-
Proceeds from the sale of towers	-	-
Purchase of furniture and equipment	(5,212)	(636)

CASH USED IN INVESTING ACTIVITIES	(5,220)	(646)

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank overdraft	(111)	-
Proceeds from notes payable	-	52,985
Repayment of notes payable	(58,595)
Proceeds from line of credit	-	-
Repayment of line of credit	-	-
Proceeds from related party notes payable	158,701	52,542
Repayment of related party notes payable	-	(5,585)

CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	99,995	99,942

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(2,100)	1,447
Net DECREASE IN CASH	(0)	(25,851)
CASH, beginning of period	-	51,704
CASH, end of period	$(0)	$25,853

Supplemental disclosure of non-cash investing and financing activities:
Interest paid	$-	$52,984
Taxes paid	$-	$-

SEE ACCOMPANYING NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

UNILAVA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2013

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

On January 16, 2008, Telava Acquisitions, Inc. (“Telava”) a Delaware corporation and IBFA Acquisition Company, LLC (“IBFA”) a Michigan corporation and James Grabowski and Casimir Wojciechowski (the “Members”) entered into a Membership Interest Purchase Agreement (“MIPA”) whereby Telava agreed to purchase (the “Acquisition”) 100% of IBFA member interests from the Members for a purchase price of $2,250,000 subject to certain conditions such as a Management Agreement described below.  An initial $1,750,000 was paid in fiscal year 2008 with $500,000 deferred and payable at the rate of $25,000 to $50,000 per month based on a specific calculation.  During 2009, the Company paid $272,750 of deferred payments.  The remaining $227,750 was subject to “True-up” provisions as of the effective date of the Acquisition on January 11, 2009 (See discussion below).  Upon final settlement, The Company received concessions totaling $177,578 and made final payments totaling $95,172. Payment made related to the organization totaled $2,117,922.  The cost of acquisition totaling

UNILAVA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2013

Note 1 – Organization (Continued)

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

Note 2 – Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplate continuation of the Company as a going concern.  The Company has recently sustained operating losses and has an accumulated deficit of $7,382,020 at March 31, 2013.  In addition, the Company has negative working capital of $8,350,037 at March 31, 2013.

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

The accompanying unaudited consolidated financial statements as of March 31, 2013 and for the three month periods ended March 31, 2013 and 2012 have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and of Regulation S-X.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the Securities and Exchange Commission’s rules and regulations. In the opinion of management, these unaudited consolidated interim financial statements include all adjustments and disclosures considered necessary to a fair statement of the results for the interim periods presented.  All adjustments are of a normal recurring nature.  The results of operations for the three months ended March 31, 2013 are not necessarily indicative of the results for the full fiscal year ending December 31, 2013.

You should read this discussion in conjunction with the consolidated financial statements, accompanying notes and management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2012.

UNILAVA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2013

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

Cash and Cash Equivalents

This includes all short-term highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less.  The Company has a restricted cash balance of $28,127 and $28,119 on March 31, 2013 and December 31, 2012, respectively, which is comprised of Certificates of Deposit.   The restricted cash is held in certificates of deposit at various banking institutions.  The Company is expected to maintain the amounts in the certificates of deposit per agreements with certain vendors.

Accounts Receivable

Accounts receivable are reported at the customers' outstanding balances less any allowance for doubtful accounts. Interest is not accrued on overdue accounts receivable.  The Company evaluates receivables on a regular basis for potential reserve.

UNILAVA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2013

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

UNILAVA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2013

Note 3 - Summary of Significant Accounting Policies (Continued)

Accounting for Share-Based Compensation (Continued)

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

UNILAVA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2013

Note 3 - Summary of Significant Accounting Policies (Continued)

Revenue Recognition (Continued)

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

Advertising Costs

The Company incurs advertising costs that are not considered direct response advertising and are expensed when incurred.  For the three months ended March 31, 2013 and 2012, the Company incurred approximately $22 and $738, respectively, in marketing and advertising expense.

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

UNILAVA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2013

Note 3 - Summary of Significant Accounting Policies (Continued)

Earnings Per Common Share

The Company reports both basic and diluted earnings per share.  Basic earnings per share are calculated using the weighted average number of common shares outstanding in the period.  Diluted earnings per share includes potentially dilutive securities such as outstanding options and warrants using the “treasury stock” method and convertible securities using the “if-converted” method.   For the three  months  ended March 31, 2013 and 2012,  there were no potential common  equivalent  shares used in the  calculation of dilutive weighted  average  common shares  outstanding as the effect would be anti-dilutive because of the net loss.

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

Recent Accounting Pronouncements

The Company has evaluated the recent accounting pronouncements through May 2013 and believes that none of them will have a material effect on the Company’s financial statements.

Recently Adopted Accounting Guidance

On July 1, 2011, we adopted guidance issued by the Financial Accounting Standards Board (“FASB”) on disclosure requirements related to fair value measurements. The guidance requires the disclosure of roll-forward activities on purchases, sales, issuance, and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). Adoption of this new guidance did not have a material impact on our financial statements.

On January 1, 2012, we adopted guidance issued by the FASB on accounting and disclosure requirements related to fair value measurements. The guidance limits the highest-and-best-use measure to nonfinancial assets, permits certain financial assets and liabilities with offsetting positions in market or counterparty credit risks to be measured at a net basis, and provides guidance on the applicability of premiums and discounts. Additionally, the guidance expands the disclosures on Level 3 inputs by requiring quantitative disclosure of the unobservable inputs and assumptions, as well as description of the valuation processes and the sensitivity of the fair value to changes in unobservable inputs. Adoption of this new guidance did not have a material impact on our financial statements.

UNILAVA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2013

Note 3 - Summary of Significant Accounting Policies (Continued)

Recent Accounting Guidance Not Yet Adopted

In December 2011, the FASB issued guidance enhancing disclosure requirements about the nature of an entity’s right to offset and related arrangements associated with its financial instruments and derivative instruments. The new guidance requires the disclosure of the gross amounts subject to rights of set-off, amounts offset in accordance with the accounting standards followed, and the related net exposure. In January 2013, the FASB clarified that the scope of this guidance applies to derivatives, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset or subject to an enforceable master netting arrangement, or similar agreements. The new guidance will be effective for us beginning July 1, 2013. We do not expect material impacts on our financial statements upon adoption.

In February 2013, the FASB issued guidance on disclosure requirements for items reclassified out of AOCI. This new guidance requires entities to present (either on the face of the income statement or in the notes) the effects on the line items of the income statement for amounts reclassified out of AOCI. The new guidance will be effective for us beginning July 1, 2013. Other than requiring additional disclosures, we do not anticipate material impacts on our financial statements upon adoption.

In March 2013, the FASB issued guidance on a parent’s accounting for the cumulative translation adjustment upon derecognition of a subsidiary or group of assets within a foreign entity. This new guidance requires that the parent release any related cumulative translation adjustment into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided. The new guidance will be effective for us beginning July 1, 2014. We are currently studing what effect, if any, this accounting will have on our financial statements.

Concentrations of Credit Risk

The Company has maintained balances in excess of federally insured limits from time to time during the fiscal year.  Management periodically reviews the adequacy and strength of the financial institutions and deems this to be an acceptable risk.

For the three months ended March 31, 2013 and 2012, approximately20.26% and 5.1% of the Company's net sales were made to customers outside the United States.

Reclassification

Certain reclassifications have been made to prior years’ financial statements to conform to the current year presentation.  These reclassifications had no effect on previously reported results of operations or accumulated deficit.

UNILAVA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2013

Note 4 – Accounts Receivable

The Company provides billing information to a third party billing company for the majority of its monthly billings.  Billings submitted are “filtered” by this billing company and the LEC’s. Net accepted billings are recognized as revenue and accounts receivable.  The billing company remits payments to the Company on the basis of cash ultimately received from the LEC’s by the billing company.  The billing company and LEC’s charge fees for services, which are netted against the gross accounts receivable balance. The billing companies also apply holdbacks to the remittance for potentially uncollectible accounts.  These dilution amounts will vary due to numerous factors and the Company may not be certain as to the actual amounts of dilution on any specific billing submittal until several months after that submittal.  The Company estimates the amount of these charges and holdbacks based on historical experience and subsequent information received from the billing companies.  The Company also estimates uncollectible account balances and provides an allowance for such estimates.  As of March 31, 2013 and 2012, the amount reserved for uncollectible account balances is $726 and $5,023, respectively.

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

Note 5 – Fixed Assets

Property and equipment consisted of the following at March 31, 2013 and December 31, 2012:

	March 31, 2013	December 31, 2012
Microwave towers	$1,949,019	$1,949,019

Computer equipment	232,863	226,265

Furniture & equipment	113,163	114,549

Software	35,858	35,858

Tenant improvements	186,949	186,949
	2,517,852	2,512,640
Accumulated depreciation	(1,034,434)	(1,001,818)

Fixed assets, net	$1,483,418	$1,510,822

Depreciation expense for the three months ended March 31, 2013 and 2012 was $33,899 and $36,716, respectively.

UNILAVA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2013

Note 6 – Line of Credit and Notes Payable

As of March 31, 2013, the amount, maturity date and term of each of our loans were as follows:

Lender	Principal Amount	Interest Rate	Maturity Date
Thermo Credit LLC	$1,651,632	17.00%	January 17, 2011
AHAP	40,000	Various	Upon Demand
Brilliant Capital	836,420	8.00%	Upon Demand
InfoCity, LLC and Others	1,137,911	8.00%	Upon Demand
Dr. Dicken Yung (related party)	267,763	0.00%	Upon Demand
Baldwin Yung (related party)	432,500	0.00%	Upon Demand
Boaz Yung (related party)	1,125	0.00%	Upon Demand
Cherie Yung (related party)	320,300	0.00%	Upon Demand
	$4,687,651

As of December 31, 2012, the amount, maturity date and term of each of our loans were as follows:

Lender	Principal Amount	Interest Rate	Maturity Date
Thermo Credit LLC	$1,651,632	17.00%	January 17, 2011
AHAP	40,000	8.00%	Upon Demand
Brilliant Capital	838,920	8.00%	Upon Demand
InfoCity, LLC and Others	1,140,976	8.00%	Upon Demand
Dr. Dicken Yung (related party)	213,289	0.00%	Upon Demand
Baldwin Yung (related party)	382,000	0.00%	Upon Demand
Boaz Yung (related party)	1,125	0.00%	Upon Demand
Cherie Yung (related party)	280,300	0.00%	Upon Demand
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
FOR THE THREE MONTHS ENDED MARCH 31, 2013

Note 7 – Stockholders’ Equity (Deficit)

Preferred Stock

The Company has authorized 5,000,000 shares of no par value preferred stock available for issuance.  No shares of preferred stock are outstanding as of March 31, 2013.  Commensurate with the merger, the Company converted the former IWI Holdings outstanding Preferred Stock of 3,664,880 shares into 45,000,000 shares of common stock.

Common Stock

The authorized common stock is 120,000,000 shares at no par value.  As of March 31, 2013 and December 31, 2012, the Company had 100,052,888 and 100,052,888 shares of common stock issued but not outstanding, respectively.  The Company had 100,051,107 and 100,051,107 shares of common stock issued and outstanding, respectively.  As of March 31, 2013 and December 31, 2012, the Company had 1,781 and 1,781 shares of treasury stock.

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

UNILAVA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2013

Note 8 – Segment Reporting (Continued)

For the three months ended March 31, 2013

	Advertising Solutions	Wireless	Wireline	Other	Elimination	Consolidated
Revenue from external customers	$172,299	$160,555	$431,042	$-	$-	$763,896
Cost of revenue	4,372	175,391	232,886	-	-	412,650
Gross profit	167,927	(14,837)	198,155	-	-	351,246

Operations and support expenses	500,452	23,136	163,595	3,028	-	690,211
Depreciation and amortization	14,205	19,323	371	-	-	33,899

Total segment operating expenses	514,657	42,458	163,967	3,028	-	724,110

Segment operating income	(346,730)	(57,295)	34,189	(3,028)	-	(372,864)

Total other income (expense)	(48,118)	(16,159)	17	-	-	(64,261)

Net loss allocable to minority interest	-	17,871	-	-	-	17,871

Segment income before income taxes	$(394,848)	$(55,582)	$34,206	$(3,028)	$-	$(419,253)

Segment assets	$2,066,110	$1,536,567	$347,992	$682,000	$(1,998,655)	$2,634,015

 For the three months ended March 31, 2012

	Advertising Solutions	Wireless	Wireline	Other	Elimination	Consolidated
Revenue from external customers	$213,097	$84,466	$523,324	$-	$-	$820,887
Cost of revenue	64,094	60,672	264,296	-	-	389,062
Gross profit	149,003	23,794	259,028	-	-	431,825

Operations and support expenses	504,074	12,956	257,726	2,118	-	776,874
Depreciation and amortization	17,022	19,323	371	-	-	36,716

Total segment operating expenses	521,096	32,279	258,097	2,118	-	813,590

Segment operating income	(372,093)	(8,485)	931	(2,118)	-	(381,765)

Total other income (expense)	(86,907)	(16,166)	15	-	-	(103,058)

Net loss allocable to minority interest	-	8,632	-	-	-	8,632

Segment income before income taxes	$(459,000)	$(16,019)	$946	$(2,118)	$-	$(476,191)

Segment assets	$2,556,929	$1,566,936	$1,026,961	$(676)	$(2,301,842)	$2,848,308

UNILAVA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2013

Note 9 –Commitments

A portion of our facilities are under operating leases that expire at various dates through 2014.  Rent expense was $157,140 and $149,187 for the three months ended March 31, 2013 and 2012, respectively.

Minimum rental commitments under all non-cancelable leases with an initial term in excess of one year were as follows as of March 31, 2013:

Year Payable	Amount
2013	$437,003
2014	247,043
2015	27,910
2016 and Thereafter	7,910
Total	$1,070,448

Note 10 – Litigation

As of March 31, 2013, we had no material pending legal proceedings, except for the following.

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

UNILAVA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2013

Note 10 – Litigation (continued)

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

Note 11 – Related Party Transactions

As of December 31, 2012, Dicken Yung, Chairman, had a loan balance of $213,289 and $30,211 as outstanding accounts payable which is still owed by the Company. The amounts are due on demand and bear no interest.  During the three months ended March 31, 2013, the Company repaid $19,080.  As of March 31, 2013, the balance owed was $267,763 and $33,583.

As of December 31, 2012, Baldwin Yung, CEO, had a loan balance of $382,000 and $45,564 as outstanding accounts payable which is still owed by the Company.  The amounts are due on demand and bear no interest.  As of March 31, 2013, the balance owed was $432,500 and $48,063.

As of December 31, 2012, Boaz Yung, EVP, had a loan balance of $1,125 and $9,875 as outstanding accounts payable which is still owed by the Company.  The amounts are due on demand and bear no interest.  As of March 31, 2012, the balance owed was $1,125 and $9,875.

As of December 31, 2012, Cherie Yung, Director, had a loan balance of $280,300 and $94,731, as outstanding accounts payable which is still owed by the Company.  During the three months ended March 31, 2013, Ms. Yung loaned an additional $40,000 to the Company.  The amounts are due on demand and bear no interest.  As of March 31, 2013, the balance owed was $320,300 and $107,440.

There were no other related party transactions in 2013.

Note 12 – Subsequent Events

The Company has an outstanding line of credit facility with Thermo Credit LLC (“Thermo Credit”) which is currently in default.

The Company signed a Memorandum of Understanding on December 7, 2009 to acquire an 80% interest in China Dragon Telecom Limited ("China Dragon Telecom") and its affiliates based in Hong Kong, China. The negotiations and execution of definitive agreements, regulatory approval and the performance of other customary conditions was expected to be completed in 2012 due to additional audit procedures that are needed to issue the audited financials of China Dragon Telecom. As of March 31, 2013, China Dragon Telecom was still being audited by an accounting firm.

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

Our goal is to become a leading provider of communications services in the United States and the world. We offer our services and products to consumers, businesses, and other providers in the U.S. and worldwide. The services and products that we offer vary by market, and include:  wireless communications, local exchange services, long-distance services, data/broadband and Internet services, video services telecommunications equipment, wholesale services and directory advertising and publishing. We group our operating subsidiaries as follows, corresponding to our operating segments for financial reporting purposes:

·	Wireless subsidiaries provide both wireless voice and data communications services across the U.S. and, through agreements, in a substantial number of foreign countries;
·	Wireline subsidiaries provide primarily landline voice and data communication services, high-speed broadband and voice services;
·	Advertising solutions subsidiaries publish Local Area Yellow Pages directories and sell directory advertising and Internet-based advertising and local search; and
·	Other subsidiaries provide results from all corporate and other operations.

First Quarter Financial Performance Highlights

The following summarizes certain key financial information for the first fiscal quarter of 2013.

·	Total Sales : Total Sales was $763,896 for the three months ended March 31, 2013, a decrease of $56,991, or 7%, from $820,887 for the same period last year.

·
Gross Profit and Margin : Gross profit was $351,246 for the three months ended March 31, 2013, a decrease of $80,579, or 19%, from $431,825 for the same period last year. Gross margin was 46% for the three months ended March 31, 2013, as compared to 53% for the same period last year.

·	Net Loss: Net loss was $428,281 for the three months ended March 31, 2013, an increase of $47,910, or approximately 10%, from $476,191 for the same period of last year.

·	Basic net income per share : Basic net loss per share was approximately $0.00 for the three months ended March 31, 2013, as compared to approximately $0.00 for the same period last year.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Results of Operations

Comparison of Three Months Ended March 31, 2013 and 2012

The following table shows key components of our results of operations during the three months ended March 31, 2013 and 2012, in both dollars and as a percentage of our total sales.

U.S. dollars, except percentages	Three Months Ended March 31, 2013		Three Months Ended March 31, 2012
		Percent of		Percent of
	Dollars	Total Sales	Dollars	Total Sales
Total sales	$763,896	100%	$820,887	100%
Cost of sales	412,650	54%	389,062	47%
Gross profit	351,246	46%	431,825	53%

Salaries and payroll	270,533	35%	332,055	40%
Depreciation and amortization	33,899	4%	36,716	4%
Selling, general and administrative expenses	419,678	55%	444,819	54%
Income (loss) from operations	(372,864)	(49)%	(381,765)	(47))%

Other income (expense)	(73,288)	(10)%	(103,058)	(13))%
Loss before non-controlling interest	(446,152)	(58)%	(484,823)	(59))%
Net loss allocable to non-controlling interest	17,871	2%	8,632	1%
Net loss	$(428,281)	(56)%	$(476,191)	(58))%

Total Sales . Our total sales decreased 7% to $736,896 in the three months ended March 31, 20123from $820,887 in the same period last year, primarily as a result of a decrease in sales in our online advertising business and attrition of customer base of a subsidiary.

Cost of sales . Our cost of sales increased 6% to $412,650 in the three months ended March 31, 2013, from $389,062 in the same period last year, mainly due to a an increase in costs associated with our marketing campaign and training costs for our underperforming marketing centers during the 2013 period.

Gross profit and gross profit margin . Our gross profit decreased 19% to $351,246 in the three months ended March 31, 2013, from $431,825 in the same period last year. The gross profit margin (gross profit as a percentage of total sales) was 46% for the three months ended March 31, 2013 and 53% for the three months ended March 31, 2012. The decrease in the gross profit margin was primarily due to a decrease in overall sales.

Salaries and payroll.   Our salaries and payroll expenses decreased 19% to $270,533 in the three months ended March 31, 2013 from $332,055 in the same period last year, mainly due to a reduction in personnel and related payroll expenses during the 2013 period.

Selling, general and administrative expenses . Our selling, general and administrative expenses decreased 6% to $419,678 in the three months ended March 31, 2013, from $444,819 in the same period last year, mainly due to an active management of our administrative costs to eliminate unnecessary expenses in connection with our operations.

Other income and expenses . Interest expense decreased 46% to $73,309 in the three months ended March 31, 2013, from $135,197 in the same period in 2012, primarily due to an decrease in loan interest associated with the Thermo Credit LLC loan.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Comparison of Three Months Ended March 31, 2013 and 2012 - continued

Income taxes . Income taxes remained flat at zero dollars in the three months ended March 31, 2013 from the same period in 2012, mainly due to recurring losses.

Net loss . As a result of the foregoing reasons, net loss decreased 10% to $428,281 in the three months ended March 31, 2013, from $476,191 in the same period last year.

Segment Data

Net (loss) for the advertising solutions segment decreased 13% to ($394,848) in the three months ended March 31, 2013, from ($459,000) in the same period last year, mainly due to a decrease in sales, less efforts in direct marketing and higher attrition ratio.

Total assets for the advertising solutions segment decreased 19% to $2,066,110 as of March 31, 2013 from $2,556,929 as of March 31, 2012, mainly due to decrease in  receivables from intercompany accounts.

Net (loss) for the wireless segment increased 246% to ($55,582) in the three months ended March 31, 2013, from net loss of ($16,019) in the same period last year, mainly due to increases in costs associated with the increased sales.

Total assets for the wireless segment decreased 1% to $1,536,567 as of March 31, 2013, from $1,566,936 as of March 31, 2012, mainly due to amortization on tower assets.

Net income for the wireline segment increased 3,515% to $34,206 in the three months ended March 31, 2013, from $946 in the same period last year, mainly due to an decrease in marketing of wireless marketing and operating costs.

Total assets for the wireline segment decreased 66% to $347,992 as of March 31, 2013, from $1,026,961 as of March 31, 2012, mainly due to impairment of goodwill during the year ended December 31, 2012.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Liquidity and Capital Resources

As of March 31, 2013, we had cash and cash equivalents of approximately $28,127. The following table provides a summary of our net cash flows from operating, investing, and financing activities. To date, we have financed our operations primarily through net cash flow from operations, augmented by short-term bank and personal borrowings and equity contributions by our shareholders.

U.S. Dollars	Three Months Ended March 31,
	2013	2012
Net cash provided by (used in) operating activities	$(92,675)	$(126,594)
Net cash provided by (used in) investing activities	(5,220)	(646)
Net cash provided by (used in) financing activities	99,995	99,942
Net increase in cash and cash equivalents	$(2,100)	$(25,853)

Operating Activities

Net cash used in operating activities was $92,675 in the three months ended March 31, 2013, compared with $126,594 used in operating activities in the same period last year. Net loss after adjustment for noncash items was $427,735 in the three months ended March 31, 2013.  This decrease was primarily due to increased operating and legal costs of underperforming subsidiaries.

Investing Activities

Net cash used in investing activities in the three months ended March 31, 2013 was $5,220, compared with $646 used in investing activities in the same period last year. The increase was mainly due to purchases of equipment.

Financing Activities

Net cash provided by financing activities in the three months ended March 31, 2013 was $99,995, compared with $99,942 of net cash provided by financing activities in the same period in 2012. The decrease in net cash provided by financing activities was mainly due to cash proceeds from unrelated third-party loans and proceeds from related party loans offset by a repayment of the related party loans.

Capital Expenditures

Our capital expenditures for the three months ended March 31, 2013 and 2012 were $5,212 and $636, respectively. As of March 31, 2013, we had cash and cash equivalents of $28,127, primarily consisting of demand deposits.

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

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Loan Commitments

As of March 31, 2013, the amount, maturity date and term of each of our loans were as follows:

Bank/Person(s)	Amount Outstanding	Interest Rate	Maturity Date
Thermo Credit LLC	$1,651,632	17.00%	Jan 17, 2011

Dr. Dicken Yung	$267,763	0%	Upon demand

Baldwin Yung	$432,500	0%	Upon demand

Boaz Yung	$1,125	0%	Upon demand

AHAP	$40,000	8%	Upon demand

Brilliant Capital	$836,420	8%	Upon demand

InfoCity LLC and others	$1,137,911	8%	Upon demand

Cherie Yung	$320,300	0%	Upon demand

TOTAL	$4,687,651

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

Recent Accounting Pronouncements

The Company has evaluated the recent accounting pronouncements through May 2013 and believes that none of them will have a material effect on the Company’s financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We have a $2,000,000 revolving line of credit with the Thermo Credit LLC, pursuant to a credit agreement, dated July 17, 2010, between the Company and the bank. This revolving line of credit is guaranteed/secured by the all of the assets of the Company including cash, accounts receivable and fixed assets. The credit agreement had certain debt covenants that the Company did not comply with during the quarters ended March 31, 2013 and 2012.  The first covenant was that the Company must maintain a ratio of cash flow to scheduled principal payments plus all accrued interest payments on funded debt of not less than 1 to 1 as of the end of each fiscal quarter.  The second covenant was that the Company must maintain a tangible net worth of not less than $0 as of the last day of each fiscal quarter.  The credit agreement terminated on January 17, 2011, the line is in default and as such cash proceeds from the Company’s receivables and sale of assets have been directed to serve as collateral.

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

As required by Rule 13a-15(e), our management has carried out an evaluation, with the participation and under the supervision of our Chief Executive Officer and Chief Financial Officer, Mr. Baldwin Yung, of the effectiveness of the design and operation of our disclosure controls and procedures, as of March 31, 2013. Based upon, and as of the date of this evaluation, Mr. Yung, determined that, for the reasons disclosed below, as of March 31, 2013, and as of the date of this Report, our disclosure controls and procedures were not effective.

ITEM 4.	CONTROLS AND PROCEDURES - continued

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as based on framework established in Internal Control Integrated Framework issued by the committee of Sponsoring Organizations of the Treadway Commission (COSO) as of March 31, 2013. During our management’s review of our internal control over financial reporting as of March 31, 2013, our management identified the following material weaknesses in the company’s internal control over financial reporting:

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

We anticipate the costs of implementing these remediation initiatives will be approximately $50,000 to $100,000 a year in increased salaries and $50,000 to $100,000 a year in increased legal and accounting expenses.  We anticipate that these initiatives will be at least partially, if not fully, implemented before the end of 2013.  We also plan to test our updated controls and remediate our deficiencies by December 31, 2013.

Changes in Internal Control Over Financial Reporting

During the quarter ended March 31, 2013, there were no changes in our internal control over financial reporting identified in connection with the evaluation performed during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Investors are directed to the “Risk Factors” section of our Annual Report on Form 10-K with the SEC on April 16, 2013. There have been no material changes to the risk factors disclosed therein.

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

Date: May 20, 2013	UNILAVA CORPORATION

	By:	/s/ Baldwin Yung
Baldwin Yung, Chief Executive Officer and Chief Financial Officer (Principal Executive, Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certifications of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certifications of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Extension Presentation Linkbase