Form 10-Q
period 2013-06-30
Unilava Corp
filed 2013-08-19
CIK 923168

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10−Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2013

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

The number of shares outstanding of each of the issuer’s classes of common stock, as of August 18, 2013 is as follows:

Class of Securities	Shares Outstanding
Common stock, no par value	100,051,107

Quarterly Report on Form 10-Q
  June 30, 2013

TABLE OF CONTENTS

PART I
FINANCIAL INFORMATION

PART I
FINANCIAL INFORMATION

ITEM 1.          FINANCIAL STATEMENTS.

The accompanying consolidated balance sheet of Unilava Corporation at June 30, 2013, the consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2013 and 2012 and the consolidated statements of cash flows for the six months ended June 30, 2013 and 2012, have been prepared by the Company's management, in conformity with principles generally accepted in the United States of America.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

UNILAVA CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2013 AND 2012

Financial Statements	Page(s)

Consolidated Balance Sheets (Unaudited)	4

Consolidated Statements of Operations and Comprehensive Loss (Unaudited)	5

Consolidated Statements of Cash Flows (Unaudited)	6

Notes to Consolidated Financial Statements (Unaudited)	7-19

Unilava Corporation and Subsidiaries
Consolidated Balance Sheets

	June 30,	December 31,
	2013	2012
ASSETS	(unaudited)
CURRENT ASSETS
Cash	$-	$-
Certificates of deposit	28,135	28,119
Accounts receivable, net	276,903	246,438
Other current assets	1	(24)

Total current assets	305,038	274,533

Fixed assets, net	1,456,404	1,510,822
Goodwill	767,873	767,873
Other assets	76,789	110,091

TOTAL ASSETS	$2,606,105	$2,663,319

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Bank overdraft	$177,519	$79,242
Accounts payable and accrued expenses	3,838,845	3,301,044
Accounts payable and accrued expenses - related party	180,625	180,625
Deferred rent - current	23,190	37,261
Line of credit	1,651,633	1,651,633
Notes payable	2,056,832	2,072,927
Notes payable - related party	994,840	881,008

TOTAL CURRENT LIABILITIES	8,923,485	8,203,740

Deferred rent - non current	-	-
TOTAL LIABILITIES	8,923,485	8,203,740

STOCKHOLDERS' DEFICIT
Preferred stock, no par value 5,000,000 shares authorized; issued and outstanding 0 and 0 outstanding at June 30, 2013 and December 31, 2012, respectively.	-	-

Common stock, no par value 120,000,000 shares authorized; issued but not outstanding 100,052,888 and 100,052,888, respectively; issued and outstanding 100,051,107 and 100,051,107 at June 30, 2013 and December 31, 2012, respectively.	1,519,074	1,519,074
Common stock payable	-	-
Treasury stock, 1,781 and 1,781 shares at June 30, 2013 and December 31, 2012, respectively	-	-
Accumulated deficit	(7,718,922)	(6,953,739)
Accumulated other comprehensive loss
(Foreign translation adjustment)	(49,431)	(61,795)

STOCKHOLDERS' DEFICIT OF UNILAVA	(6,249,279)	(5,496,460)
Non-controlling interest	(68,101)	(43,960)

TOTAL STOCKHOLDERS' DEFICIT	(6,317,379)	(5,540,420)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$2,606,105	$2,663,319

SEE ACCOMPANYING NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

Unilava Corporation and Subsidiaries
Unaudited Consolidated Statements of Operations

	For the Three Months Ended		For the six months ended
	June 30,		June 30,
	2013	2012	2013	2012
Revenue	$690,184	$735,910	$1,454,080	$1,556,797
Cost of revenue	362,757	399,753	775,407	788,815
Gross profit	327,427	336,157	678,673	767,982

Costs and Expenses
Salaries and payroll taxes	273,305	315,333	543,838	647,388
Selling, general & administrative	351,860	362,196	771,538	807,015
Depreciation	26,961	35,271	60,860	71,987
Goodwill impairment			-	-
Total costs and expenses	652,125	712,800	1,376,235	1,526,390

Loss from operations	(324,698)	(376,643)	(697,562)	(758,408)

Other Income (Expense)
Interest income	20	22	40	39
Other income	24,750	21,050	24,751	63,170
Gain on disposal of assets	-	-	-	-
Interest expense	(43,243)	(127,013)	(116,552)	(262,210)
Other expense	-	10,000	-	-
Total other income (expense)	(18,474)	(95,941)	(91,761)	(199,001)

Loss before non-controlling interest	(343,172)	(472,584)	(789,323)	(957,409)
Net loss allocable to non-controlling interest	6,270	13,442	24,141	22,076
Net loss	$(336,902)	$(459,142)	$(765,183)	$(935,333)

Comprehensive loss:
Foreign currency translation adjustment	14,464	1,765	12,364	318
Total comprehensive loss	$(322,437)	$(457,377)	$(752,818)	$(935,015)

Net loss per common share:
Basic	$(0.00)	$(0.00)	$(0.01)	$(0.01)
Weighted average common shares outstanding:
Basic	100,051,107	100,051,107	100,051,107	100,051,107

SEE ACCOMPANYING NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

Unilava Corporation and Subsidiaries
Unaudited Consolidated Statements of Cash Flows

	For the six months ended
	June 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(765,183)	$(935,333)
Adjustments to reconcile net loss
to net cash used in operating activities:
Shares to be issued for services	-	35,000
Depreciation and amortization	58,913	71,987
Change in deferred rent	(14,071)	(22,122)
Net loss allocated to non-controlling interest	(24,141)	(22,076)
Gain from sale of equipment	-	-
Impairment of goodwill	-	-
CHANGES IN OPERATING ASSETS AND LIABILITIES:
Accounts receivable	(30,465)	35,527
Other current assets	(25)	3,723
Other assets	33,302	(32,041)
Accounts payable and accrued expenses	537,802	293,968
Accounts payable and accrued expenses - related party	-	46,986

CASH USED IN OPERATING ACTIVITIES	(203,868)	(524,381)

CASH FLOWS FROM INVESTING ACTIVITIES:
Interest earned on certificates of deposit	(16)	(23)
Purchase of certificates of deposit	-	-
Proceeds from the sale of towers	-	-
Purchase of furniture and equipment	(4,494)	(567)

CASH USED IN INVESTING ACTIVITIES	(4,510)	(590)

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank overdraft	98,277	-
Proceeds from notes payable	42,500	343,042
Repayment of notes payable	(58,595)
Proceeds from line of credit	-	-
Repayment of line of credit	-	-
Proceeds from related party notes payable	158,832	147,542
Repayment of related party notes payable	(45,000)	(11,214)

CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	196,014	479,370

EFFECT OF EXCHANGE RATE CHANGES ON CASH	12,364	(318)
Net DECREASE IN CASH	0	(45,919)
CASH, beginning of period	-	51,704
CASH, end of period	$0	$5,785

Supplemental disclosure of non-cash investing and financing activities:
Interest paid	$-	$165,782
Taxes paid	$-	$-

SEE ACCOMPANYING NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

UNILAVA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2013

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

UNILAVA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2013

 Note 2 – Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplate continuation of the Company as a going concern.  The Company has recently sustained operating losses and has an accumulated deficit of $7,718,922 at June30, 2013.  In addition, the Company has negative working capital of $8,618,447 at June 30, 2013.

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

The accompanying unaudited consolidated financial statements as of June 30, 2013 and for the three and six month periods ended June 30, 2013 and 2012 have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and of Regulation S-X.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the Securities and Exchange Commission’s rules and regulations. In the opinion of management, these unaudited consolidated interim financial statements include all adjustments and disclosures considered necessary to a fair statement of the results for the interim periods presented.  All adjustments are of a normal recurring nature.  The results of operations for the six months ended June 30, 2013 are not necessarily indicative of the results for the full fiscal year ending December 31, 2013.

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

UNILAVA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2013

Note 3 - Summary of Significant Accounting Policies - continued

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

Cash and Cash Equivalents

This includes all short-term highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less.  The Company has a restricted cash balance of $28,135 and $28,119 on June 30, 2013 and December 31, 2012, respectively, which is comprised of Certificates of Deposit.   The restricted cash is held in certificates of deposit at various banking institutions.  The Company is expected to maintain the amounts in the certificates of deposit per agreements with certain vendors.

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

UNILAVA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2013

Note 3 - Summary of Significant Accounting Policies - continued

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

Goodwill consisted of $767,873 as of June 30, 2013 and December 31, 2012 as a result of the IBFA purchase as disclosed in the Company’s December 31, 2011 Form 10-K.

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

UNILAVA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2013

Note 3 - Summary of Significant Accounting Policies - continued

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

Advertising Costs

The Company incurs advertising costs that are not considered direct response advertising and are expensed when incurred.  For the three months ended June 30, 2013 and 2012, the Company incurred approximately none and $66, respectively, in marketing and advertising expense. For the six months ended June 30, 2013 and 2012, the Company incurred approximately $22 and $804, respectively, in marketing and advertising expense.

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

UNILAVA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2013

Note 3 - Summary of Significant Accounting Policies - continued

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

Recent Accounting Pronouncements

The Company has evaluated the recent accounting pronouncements through July 2013 and believes that none of them will have a material effect on the Company’s financial statements.

Concentrations of Credit Risk

The Company has maintained balances in excess of federally insured limits from time to time during the fiscal year.  Management periodically reviews the adequacy and strength of the financial institutions and deems this to be an acceptable risk.

For the three months ended June 30, 2013 and 2012, approximately19.65% and 4.8% of the Company's net sales were made to customers outside the United States. For the six months ended June 30, 2013 and 2012, approximately19.97% and 5.4% of the Company's net sales were made to customers outside the United States.

Reclassification

Certain reclassifications have been made to prior years’ financial statements to conform to the current year presentation.  These reclassifications had no effect on previously reported results of operations or accumulated deficit.

UNILAVA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2013

Note 4 – Accounts Receivable

The Company provides billing information to a third party billing company for the majority of its monthly billings.  Billings submitted are “filtered” by this billing company and the LEC’s. Net accepted billings are recognized as revenue and accounts receivable.  The billing company remits payments to the Company on the basis of cash ultimately received from the LEC’s by the billing company.  The billing company and LEC’s charge fees for services, which are netted against the gross accounts receivable balance. The billing companies also apply holdbacks to the remittance for potentially uncollectible accounts.  These dilution amounts will vary due to numerous factors and the Company may not be certain as to the actual amounts of dilution on any specific billing submittal until several months after that submittal.  The Company estimates the amount of these charges and holdbacks based on historical experience and subsequent information received from the billing companies.  The Company also estimates uncollectible account balances and provides an allowance for such estimates.  As of June 30, 2013 and 2012, the amount reserved for uncollectible account balances is $726 and $3,521, respectively.

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

Note 5 – Fixed Assets

Property and equipment consisted of the following at June 30, 2013 and December 31, 2012:

	June 30, 2013	December 31, 2012
Microwave towers	$1,949,019	$1,949,019

Computer equipment	232,863	226,265

Furniture & equipment	112,445	114,549

Software	35,858	35,858

Tenant improvements	186,949	186,949
	2,517,134	2,512,640
Accumulated depreciation	(1,060,730)	(1,001,818)

Fixed assets, net	$1,456,404	$1,510,822

Depreciation expense for the three months ended June 30, 2013 and 2012 was $26,961 and $35,271, respectively. Depreciation expense for the six months ended June 30, 2013 and 2012 was $60,860 and $71,987, respectively.

UNILAVA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2013

Note 6 – Line of Credit and Notes Payable

As of June 30, 2013, the amount, maturity date and term of each of our loans were as follows:

Lender	Principal Amount	Interest Rate	Maturity Date
Thermo Credit LLC	$1,651,632	17.00%	January 17, 2011
AHAP	40,000	Various	Upon Demand
Barrie Haanen	30,000	8.00%	Upon Demand
Larry Neal	10,000	8.00%	Upon Demand
Brilliant Capital	836,420	8.00%	Upon Demand
InfoCity, LLC and Others	1,140,412	8.00%	Upon Demand
Dr. Dicken Yung (related party)	268,472	0.00%	Upon Demand
Baldwin Yung (related party)	387,500	0.00%	Upon Demand
Boaz Yung (related party)	1,125	0.00%	Upon Demand
Cherie Yung (related party)	337,743	0.00%	Upon Demand
	$4,703,304

As of December 31, 2012, the amount, maturity date and term of each of our loans were as follows:

Lender	Principal Amount	Interest Rate	Maturity Date
Thermo Credit LLC	$1,651,632	17.00%	January 17, 2011
AHAP	40,000	8.00%	Upon Demand
Brilliant Capital	838,920	8.00%	Upon Demand
InfoCity, LLC and Others	1,140,976	8.00%	Upon Demand
Dr. Dicken Yung (related party)	213,289	0.00%	Upon Demand
Baldwin Yung (related party)	382,000	0.00%	Upon Demand
Boaz Yung (related party)	1,125	0.00%	Upon Demand
Cherie Yung (related party)	280,300	0.00%	Upon Demand
	$4,548,242

We have a $2,000,000 revolving line of credit with the Thermo Credit LLC, pursuant to a credit agreement, dated July 17, 2010, between the Company and the bank. This revolving line of credit is guaranteed/secured by the all of the assets of the Company including cash, accounts receivable and fixed assets (See Note 4 Accounts Receivable and Note 5 Fixed Assets). The credit agreement had certain debt covenants that the Company did not comply with during the quarters ended March 31, 2012 and 2011.  The first covenant was that the Company must maintain a ratio of cash flow to scheduled principal payments plus all accrued interest payments on funded debt of not less than 1 to 1 as of the end of each fiscal quarter.  The second covenant was that the Company must maintain a tangible net worth of not less than $0 as of the last day of each fiscal quarter.  The credit agreement terminated on January 17, 2011, the line is in default and as such cash proceeds from the Company’s receivables and sale of assets have been directed to serve as collateral. (See Note 12, Subsequent Events).

Note 7 – Stockholders’ Equity (Deficit)

Preferred Stock

The Company has authorized 5,000,000 shares of no par value preferred stock available for issuance.  No shares of preferred stock are outstanding as of June 30, 2013.  Commensurate with the merger, the Company converted the former IWI Holdings outstanding Preferred Stock of 3,664,880 shares into 45,000,000 shares of common stock.

Common Stock

The authorized common stock is 120,000,000 shares at no par value.  As of June 30, 2013 and December 31, 2012, the Company had 100,052,888 and 100,052,888 shares of common stock issued but not outstanding, respectively.  The Company had 100,051,107 and 100,051,107 shares of common stock issued and outstanding, respectively.  As of June 30, 2013 and December 31, 2012, the Company had 1,781 and 1,781 shares of treasury stock.

UNILAVA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2013

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

For the three months ended June 30, 2013

	Advertising Solutions	Wireless	Wireline	Other	Elimination	Consolidated
Revenue from external customers	$135,625	$197,092	$357,467	$-	$-	$690,184
Cost of revenue	1,129	163,080	198,549	-	-	362,758
Gross profit	134,496	34,012	158,918	-	-	327,426

Operations and support expenses	465,206	14,624	141,907	3,428	-	625,164
Depreciation and amortization	7,267	19,322	372	-	-	26,961

Total segment operating expenses	472,473	33,946	142,278	3,428	-	652,125

Segment operating income	(337,977)	66	16,640	(3,428)	-	(324,699)

Total other income (expense)	848	(16,339)	(2,983)	-	-	(18,474)

Net loss allocable to minority interest	-	6,270	-	-	-	6,270

Segment income before income taxes	$(337,129)	$(10,003)	$13,657	$(3,428)	$-	$(336,903)

Segment assets	$1,977,407	$1,524,734	$374,102	$682,000	$(1,952,137)	$2,606,106

UNILAVA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2013

Note 8 – Segment Reporting - continued

For the three months ended June 30, 2012:

	Advertising Solutions	Wireless	Wireline	Other	Elimination	Consolidated
Revenue from external customers	$191,806	$68,894	$475,210	$-	$-	$735,910
Cost of revenue	68,784	81,309	249,660	-	-	399,753
Gross profit	123,022	(12,415)	225,550	-	-	336,157

Operations and support expenses	456,221	21,068	194,848	5,391	1	677,529
Depreciation and amortization	15,577	19,322	372	-	-	35,271

Total segment operating expenses	471,798	40,390	195,220	5,391	1	712,800

Segment operating income	(348,776)	(52,805)	30,330	(5,391)	(1)	(376,643)

Total other income (expense)	(97,178)	1,237	-	-	-	(95,941)

Net loss allocable to minority interest	-	13,442	-	-	-	13,442

Segment income before income taxes	$(445,954)	$(38,126)	$30,330	$(5,391)	$(1)	$(459,142)

Segment assets	$2,564,739	$1,526,627	$1,031,261	$44	$(2,326,286)	$2,796,385

For the six months ended June 30, 2013:

	Advertising Solutions	Wireless	Wireline	Other	Elimination	Consolidated
Revenue from external customers	$307,924	$357,647	$788,509	$-	$-	$1,454,080
Cost of revenue	5,501	338,471	431,435	-	-	775,407
Gross profit	302,423	19,176	357,074	-	-	678,673

Operations and support expenses	965,658	37,760	305,502	6,456	-	1,315,375
Depreciation and amortization	21,472	38,645	743	-	-	60,860

Total segment operating expenses	987,130	76,405	306,244	6,456	-	1,376,235

Segment operating income	(684,707)	(57,229)	50,830	(6,456)	-	(697,562)

Total other income (expense)	(47,270)	(32,498)	(11,994)	-	-	(91,762)

Net loss allocable to minority interest	-	24,141	-	-	-	24,141

Segment income before income taxes	$(731,977)	$(65,586)	$38,836	$(6,456)	$-	$(765,183)

Segment assets	$1,977,407	$1,524,734	$374,102	$682,000	$(1,952,137)	$2,606,106

UNILAVA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2013

Note 8 – Segment Reporting - continued

For the six months ended June 30, 2012:

	Advertising Solutions	Wireless	Wireline	Other	Elimination	Consolidated
Revenue from external customers	$404,903	$153,360	$998,534	$-	$-	$1,556,797
Cost of revenue	132,879	141,980	513,956	-	-	788,815
Gross profit	272,024	11,380	484,578	-	-	767,982

Operations and support expenses	960,297	34,024	452,574	7,509	(2)	1,454,402
Depreciation and amortization	32,600	38,645	743	-	-	71,998

Total segment operating expenses	992,897	72,669	453,317	7,509	(2)	1,526,390

Segment operating income	(720,873)	(61,289)	31,261	(7,509)	2	(758,408)

Total other income (expense)	(184,105)	(14,931)	35	-	-	(199,001)

Net loss allocable to minority interest	-	22,076	-	-	-	22,076

Segment income before income taxes	$(904,978)	$(54,144)	$31,296	$(7,509)	$2	$(935,333)

Segment assets	$2,564,739	$1,526,627	$1,031,261	$44	$(2,326,286)	$2,796,385

Note 9 – Commitments

A portion of our facilities are under operating leases that expire at various dates through 2014.  Rent expense was $106,121 and $138,705 for the three months ended June 30, 2013 and 2012, respectively. Rent expense was $263,261 and $287,892 for the six months ended June 30, 2013 and 2012, respectively.

Minimum rental commitments under all non-cancelable leases with an initial term in excess of one year were as follows as of June 30, 2013:

Year Payable	Amount
2013	$330,882
2014	247,043
2015	27,910
2016 and Thereafter	7,910
Total	$613,745

UNILAVA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2013

Note 10 – Litigation

As of June 30, 2013, we had no material pending legal proceedings, except for the following.

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

UNILAVA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2013

Note 11 – Related Party Transactions

As of December 31, 2012, Dicken Yung, Chairman, had a loan balance of $213,289 and $30,211 as outstanding accounts payable which is still owed by the Company. The amounts are due on demand and bear no interest.  During the six months ended June 30, 2013, the Company repaid $19,080 and was advanced $709.  As of June 30, 2013, the balance owed was $268,472 and $43,064.

As of December 31, 2012, Baldwin Yung, CEO, had a loan balance of $382,000 and $45,564 as outstanding accounts payable which is still owed by the Company.  The amounts are due on demand and bear no interest. During the six months ended June 30, 2013, the Company repaid $45,000. As of June 30, 2013, the balance owed was $387,500 and $62,626.

As of December 31, 2012, Boaz Yung, EVP, had a loan balance of $1,125 and $9,875 as outstanding accounts payable which is still owed by the Company.  The amounts are due on demand and bear no interest.  As of June 30, 2012, the balance owed was $1,125 and $14,222.

As of December 31, 2012, Cherie Yung, Director, had a loan balance of $280,300 and $94,731, as outstanding accounts payable which is still owed by the Company.  During the six months ended June 30, 2013, Ms. Yung loaned an additional $57,443 to the Company.  The amounts are due on demand and bear no interest.  As of June 30, 2013, the balance owed was $320,300 and $109,290.

There were no other related party transactions in 2013.

Note 12 – Subsequent Events

The Company has an outstanding line of credit facility with Thermo Credit LLC (“Thermo Credit”) which is currently in default.

The Company signed a Memorandum of Understanding on December 7, 2009 to acquire an 80% interest in China Dragon Telecom Limited ("China Dragon Telecom") and its affiliates based in Hong Kong, China. The negotiations and execution of definitive agreements, regulatory approval and the performance of other customary conditions is expected to be completed in end-2012 due to additional audit procedures that are needed to issue the audited financials of China Dragon Telecom. As of June 30, 2013, China Dragon Telecom was still being audited by an accounting firm.

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

Our goal is to become a leading provider of communications services in the United States and the world. We offer our services and products to consumers, businesses, and other providers in the U.S. and worldwide. The services and products that we offer vary by market, and include:  wireless communications, local exchange services, long-distance services, data/broadband and Internet services, video services telecommunications equipment, wholesale services and directory advertising and publishing. We group our operating subsidiaries as follows, corresponding to our operating segments for financial reporting purposes:

·	Wireless subsidiaries provide both wireless voice and data communications services across the U.S. and, through agreements, in a substantial number of foreign countries;
·	Wireline subsidiaries provide primarily landline voice and data communication services, high-speed broadband and voice services;
·	Advertising solutions subsidiaries publish Local Area Yellow Pages directories and sell directory advertising and Internet-based advertising and local search; and
·	Other subsidiaries provide results from all corporate and other operations.

Second Quarter Financial Performance Highlights

The following summarizes certain key financial information for the fiscal quarter ended June 30, 2013.

·	Total Sales: Total Sales were $690,184 for the three months ended June 30, 2013, a decrease of $45,726, or 6%, from $735,910 for the same period last year.

·
Gross Profit and Margin: Gross profit was $327,427 for the three months ended June 30, 2013, a decrease of $8,730, or 3%, from $336,157 for the same period last year. Gross margin was 47% for the three months ended June 30, 2013, as compared to 45% for the same period last year.

·	Net Loss: Net loss was $336,902 for the three months ended June 30, 2013, an decrease of $122,240, or approximately 27%, from $459,142 for the same period of last year.

·	Basic net income per share: Basic net loss per share was approximately $0.00 for the three months ended June 30, 2013, as compared to approximately $0.00 for the same period last year.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Results of Operations

Comparison of Three Months Ended June 30, 2013 and 2012

The following table shows key components of our results of operations during the three months ended June 30, 2013 and 2012, in both dollars and as a percentage of our total sales.

U.S. dollars, except percentages	Three Months Ended June 30, 2013		Three Months Ended June 30, 2012
		Percent of		Percent of
	Dollars	Total Sales	Dollars	Total Sales
Total sales	$690,184	100%	$735,910	100%
Cost of sales	362,757	53%	389,062	54%
Gross profit	327,427	47%	336,157	46%

Salaries and payroll	273,305	40%	315,333	43%
Depreciation and amortization	26,961	4%	35,271	5%
Selling, general and administrative expenses	351,860	51%	362,196	49%
Income (loss) from operations	(324,698)	(47)%	(376,643)	(51)%

Other income (expense)	(18,474)	(3)%	(95,941)	(13)%
Loss before non-controlling interest	(343,172)	(50)%	(472,584)	(64)%
Net loss allocable to non-controlling interest	6,270	1%	13,442	2%
Net loss	$(336,902)	(47)%	$(459,142)	(62)%

Total Sales . Our total sales decreased 6% to $690,184 in the three months ended June 30, 20123 from $735,910 in the same period last year, primarily as a result of a decrease in sales in our online advertising business and attrition of customer base of a subsidiary.

Cost of sales . Our cost of sales decreased 9% to $362,757 in the three months ended June 30, 2013, from $399,753 in the same period last year, mainly due to a proportional decrease in our sales associated with our marketing campaign and training costs for our underperforming marketing centers during the 2013 period.

Gross profit and gross profit margin . Our gross profit decreased 3% to $327,427 in the three months ended June 30, 2013, from $336,157 in the same period last year. The gross profit margin (gross profit as a percentage of total sales) was 47% for the three months ended June 30, 2013 and 46% for the three months ended June 30, 2012. The decrease in the gross profit margin was primarily due to a decrease in overall sales.

Salaries and payroll.   Our salaries and payroll expenses decreased 13% to $273,305 in the three months ended June 30, 2013 from $315,333 in the same period last year, mainly due to a reduction in personnel and related payroll expenses during the 2013 period.

Selling, general and administrative expenses . Our selling, general and administrative expenses decreased 3% to $351,860 in the three months ended June 30, 2013, from $362,196 in the same period last year, mainly due to an active management of our administrative costs to eliminate unnecessary expenses in connection with our operations.

Other income and expenses . Interest expense decreased 66% to $43,243 in the three months ended June 30, 2013, from $127,013 in the same period in 2012, primarily due to an decrease in loan interest associated with the Thermo Credit LLC loan.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Comparison of Three Months Ended June 30, 2013 and 2012 - continued

Income taxes . Income taxes remained flat at zero dollars in the three months ended June 30, 2013 from the same period in 2012, mainly due to recurring losses.

Net loss . As a result of the foregoing reasons, net loss decreased 27% to $336,902 in the three months ended June 30, 2013, from $459,142 in the same period last year.

Segment Data

Net (loss) for the advertising solutions segment decreased 24% to $(337,129) in the three months ended June 30, 2013, from $(445,954) in the same period last year, mainly due to a decrease in sales, less efforts in direct marketing and higher attrition ratio.

Total assets for the advertising solutions segment decreased 23% to $1,977,407 as of June 30, 2013 from $2,564,739 as of June 30, 2012, mainly due to decrease in  receivables from intercompany accounts.

Net (loss) for the wireless segment decreased 74% to $(10,003) in the three months ended June 30, 2013, from net loss of $(38,126) in the same period last year, mainly due to increases in costs associated with the increased sales.

Total assets for the wireless segment decreased less than 1% to $1,524,734 as of June 30, 2013, from $1,526,627 as of June 30, 2012, mainly due to amortization on tower assets.

Net income for the wireline segment decreased 55% to $13,657 in the three months ended June 30, 2013, from $30,330 in the same period last year, mainly due to an decrease in marketing of wireless marketing and operating costs.

Total assets for the wireline segment decreased 64% to $374,102 as of June 30, 2013, from $1,031,261 as of June 30, 2012, mainly due to impairment of goodwill during the year ended December 31, 2012.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Comparison of Six Months Ended June 30, 2013 and 2012

The following table shows key components of our results of operations during the six months ended June 30, 2013 and 2012, in both dollars and as a percentage of our total sales.

U.S. dollars, except percentages	Six Months Ended June 30, 2013		Six Months Ended June 30, 2012
		Percent of		Percent of
	Dollars	Total Sales	Dollars	Total Sales
Total sales	$1,454,080	100%	$1,556,797	100%
Cost of sales	775,407	53%	788,815	51%
Gross profit	678,673	47%	767,982	49%

Salaries and payroll	543,838	37%	647,388	42%
Depreciation and amortization	60,860	4%	71,987	5%
Selling, general and administrative expenses	771,538	53%	807,015	52%
Income (loss) from operations	(697,562)	(48)%	(758,408)	(49)%

Other income (expense)	(91,761)	(6)%	(199,001)	(13)%
Loss before non-controlling interest	(789,323)	(53)%	(957,409)	(60)%
Net loss allocable to non-controlling interest	24,141	2%	22,076	1%
Net loss	$(765,183)	(53)%	$(935,333)	(46)%

Total Sales . Our total sales decreased 7% to $1,454,080 in the six months ended June 30, 20123 from $1,556,797 in the same period last year, primarily as a result of a decrease in sales in our online advertising business and attrition of customer base of a subsidiary.

Cost of sales . Our cost of sales decreased 2% to $775,407 in the six months ended June 30, 2013, from $788,815 in the same period last year, mainly due to a proportional decrease in our sales associated with our marketing campaign and training costs for our underperforming marketing centers during the 2013 period.

Gross profit and gross profit margin . Our gross profit decreased 12% to $678,673 in the six months ended June 30, 2013, from $767,982 in the same period last year. The gross profit margin (gross profit as a percentage of total sales) was 47% for the six months ended June 30, 2013 and 49% for the six months ended June 30, 2012. The decrease in the gross profit margin was primarily due to a decrease in overall sales.

Salaries and payroll.   Our salaries and payroll expenses decreased 16% to $543,838 in the six months ended June 30, 2013 from $647,388 in the same period last year, mainly due to a reduction in personnel and related payroll expenses during the 2013 period.

Selling, general and administrative expenses . Our selling, general and administrative expenses decreased 4% to $771,538 in the six months ended June 30, 2013, from $807,015 in the same period last year, mainly due to an active management of our administrative costs to eliminate unnecessary expenses in connection with our operations.

Other income and expenses . Interest expense decreased 56% to $116,552 in the six months ended June 30, 2013, from $262,210 in the same period in 2012, primarily due to an decrease in loan interest associated with the Thermo Credit LLC loan.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Comparison of Six Months Ended June 30, 2013 and 2012 - continued

Income taxes . Income taxes remained flat at zero dollars in the six months ended June 30, 2013 from the same period in 2012, mainly due to recurring losses.

Net loss . As a result of the foregoing reasons, net loss decreased 18% to $765,183 in the six months ended June 30, 2013, from $935,333 in the same period last year.

Segment Data

Net (loss) for the advertising solutions segment decreased 19% to $(731,977) in the six months ended June 30, 2013, from $(904,978) in the same period last year, mainly due to a decrease in sales, less efforts in direct marketing and higher attrition ratio.

Total assets for the advertising solutions segment decreased 23% to $1,977,407 as of June 30, 2013 from $2,564,739 as of June 30, 2012, mainly due to decrease in  receivables from intercompany accounts.

Net (loss) for the wireless segment decreased 21% to $(65,586) in the six months ended June 30, 2013, from net loss of $(54,144) in the same period last year, mainly due to increases in costs associated with the increased sales.

Total assets for the wireless segment decreased less than 1% to $1,524,734 as of June 30, 2013, from $1,526,627 as of June 30, 2012, mainly due to amortization on tower assets.

Net income for the wireline segment increased 24% to $38,836 in the six months ended June 30, 2013, from $31,296 in the same period last year, mainly due to an decrease in marketing of wireless marketing and operating costs.

Total assets for the wireline segment decreased 64% to $374,102 as of June 30, 2013, from $1,031,261 as of June 30, 2012, mainly due to impairment of goodwill during the year ended December 31, 2012.

Liquidity and Capital Resources

As of June 30, 2013, we had cash and cash equivalents of approximately $28,135. The following table provides a summary of our net cash flows from operating, investing, and financing activities. To date, we have financed our operations primarily through net cash flow from operations, augmented by short-term bank and personal borrowings and equity contributions by our shareholders.

U.S. Dollars	Six Months Ended June 30,
	2013	2012
Net cash provided by (used in) operating activities	$(203,868)	$(524,381)
Net cash provided by (used in) investing activities	(4,510)	(590)
Net cash provided by (used in) financing activities	196,014	479,370
Net increase in cash and cash equivalents	$--	$(318)

Operating Activities

Net cash used in operating activities was $203,868 in the six months ended June 30, 2013, compared with $524,381 used in operating activities in the same period last year. Net loss after adjustment for noncash items was $744,482 in the six months ended June 30, 2013.  This decrease was primarily due to increased operating and legal costs of underperforming subsidiaries.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Investing Activities

Net cash used in investing activities in the six months ended June 30, 2013 was $4,510, compared with $590 used in investing activities in the same period last year. The increase was mainly due to purchases of equipment.

Financing Activities

Net cash provided by financing activities in the six months ended June 30, 2013 was $196,014, compared with $479,370 of net cash provided by financing activities in the same period in 2012. The decrease in net cash provided by financing activities was mainly due to cash proceeds from unrelated third-party loans and proceeds from related party loans offset by a repayment of the related party loans.

Capital Expenditures

Our capital expenditures for the six months ended June 30, 2013 and 2012 were $4,494 and $567, respectively. As of June 30, 2013, we had cash and cash equivalents of $28,135, primarily consisting of demand deposits.

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

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Loan Commitments

As of June 30, 2013, the amount, maturity date and term of each of our loans were as follows:

Bank/Person(s)	Amount Outstanding	Interest Rate	Maturity Date
Thermo Credit LLC	$1,651,632	17.00%	Jan 17, 2011

Dr. Dicken Yung	$268,472	0%	Upon demand

Baldwin Yung	$387,500	0%	Upon demand

Boaz Yung	$1,125	0%	Upon demand

AHAP	$40,000	8%	Upon demand

Barrie Haanen	$30,000	8%	Upon demand

Larry Neal	$10,000	8%	Upon demand

Brilliant Capital	$836,420	8%	Upon demand

InfoCity LLC and others	$1,140,412	8%	Upon demand

Cherie Yung	$337,743	0%	Upon demand

TOTAL	$4,703,304

We have a $2,000,000 revolving line of credit with the Thermo Credit LLC, pursuant to a credit agreement, dated July 17, 2010, between the Company and the bank. This revolving line of credit is guaranteed/secured by the all of the assets of the Company including cash, accounts receivable and fixed assets. The credit agreement had certain debt covenants that the Company did not comply with during the year ended December 31, 2012 and the quarter ended June 30, 2013.  The first covenant was that the Company must maintain a ratio of cash flow to scheduled principal payments plus all accrued interest payments on funded debt of not less than 1-to-1 as of the end of each fiscal quarter.  The second covenant was that the Company must maintain a tangible net worth of not less than $0 as of the last day of each fiscal quarter.  The credit agreement terminated on January 17, 2011 and the Company is renegotiating the terms with the lender. Although the line of credit is currently in default status, the Company believes that a plan or an amendment of the facility can be negotiated.

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

·
Impairment of long-lived assets. The Company reviews the carrying amount of its long-lived assets, including intangibles, for impairment, each reporting period. An asset is considered impaired when estimated future cash flows are less than the carrying amount of the asset. In the event the carrying amount of such asset is considered not recoverable, the asset is adjusted to its fair value. Fair value is generally determined based on discounted future cash flow. For periods ended  June 30, 2013 and December 31, 2012, the Company determined no impairment charges were necessary.

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

We have a $2,000,000 revolving line of credit with the Thermo Credit LLC, pursuant to a credit agreement, dated July 17, 2010, between the Company and the bank. This revolving line of credit is guaranteed/secured by the all of the assets of the Company including cash, accounts receivable and fixed assets. The credit agreement had certain debt covenants that the Company did not comply with during the quarters ended June 30, 2013 and 2012.  The first covenant was that the Company must maintain a ratio of cash flow to scheduled principal payments plus all accrued interest payments on funded debt of not less than 1 to 1 as of the end of each fiscal quarter.  The second covenant was that the Company must maintain a tangible net worth of not less than $0 as of the last day of each fiscal quarter.  The credit agreement terminated on January 17, 2011, the line is in default and as such cash proceeds from the Company’s receivables and sale of assets have been directed to serve as collateral.

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

As required by Rule 13a-15(e), our management has carried out an evaluation, with the participation and under the supervision of our Chief Executive Officer and Chief Financial Officer, Mr. Baldwin Yung, of the effectiveness of the design and operation of our disclosure controls and procedures, as of June 30, 2013. Based upon, and as of the date of this evaluation, Mr. Yung, determined that, for the reasons disclosed below, as of June 30, 2013, and as of the date of this Report, our disclosure controls and procedures were not effective.

ITEM 4.	CONTROLS AND PROCEDURES - continued

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as based on framework established in Internal Control Integrated Framework issued by the committee of Sponsoring Organizations of the Treadway Commission (COSO) as of June 30, 2013. During our management’s review of our internal control over financial reporting as of June 30, 2013, our management identified the following material weaknesses in the company’s internal control over financial reporting:

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

Changes in Internal Control Over Financial Reporting

During the quarter ended June 30, 2013, there were no changes in our internal control over financial reporting identified in connection with the evaluation performed during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 6.	EXHIBITS.

The following exhibits are filed as part of this report or incorporated by reference:

Exhibit No.	Description
31.1	Certifications of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certifications of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase*

101.DEF	XBRL Taxonomy Extension Definition Linkbase*

101.LAB	XBRL Taxonomy Extension Label Linkbase*

101.PRE	XBRL Extension Presentation Linkbase*

* To be furnished by amendment.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 19, 2013	UNILAVA CORPORATION

	By:	/s/ Baldwin Yung
Baldwin Yung, Chief Executive Officer and Chief Financial Officer (Principal Executive, Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certifications of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certifications of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Extension Presentation Linkbase