Form 10-Q
period 2013-09-30
Unilava Corp
filed 2013-11-14
CIK 923168

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10−Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2013

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

The number of shares outstanding of each of the issuer’s classes of common stock, as of November 13, 2013 is as follows:

Class of Securities	Shares Outstanding
Common stock, no par value	100,051,107

Quarterly Report on Form 10-Q
  Three Months Ended September 30, 2013

TABLE OF CONTENTS

PART I
FINANCIAL INFORMATION

PART I
FINANCIAL INFORMATION

ITEM 1.          FINANCIAL STATEMENTS.

The accompanying consolidated balance sheet of Unilava Corporation at September 30, 2013, the consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2013 and 2012 and the consolidated statements of cash flows for the nine months ended September 30, 2013 and 2012, have been prepared by the Company's management, in conformity with principles generally accepted in the United States of America.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

UNILAVA CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

Financial Statements	Page(s)

Consolidated Balance Sheets (Unaudited)	4

Consolidated Statements of Operations and Comprehensive Loss (Unaudited)	5

Consolidated Statements of Cash Flows (Unaudited)	6

Notes to Consolidated Financial Statements (Unaudited)	7-20

   UNILAVA CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2013	2012
ASSETS	(unaudited)
CURRENT ASSETS
Cash	$-	$-
Certificates of deposit	28,143	28,119
Accounts receivable, net	261,750	246,438
Other current assets	(23)	(24)

Total current assets	289,869	274,533

Fixed assets, net	1,440,440	1,510,822
Goodwill	767,873	767,873
Other assets	76,954	110,091

TOTAL ASSETS	$2,575,136	$2,663,319

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Bank overdraft	$183,109	$79,242
Accounts payable and accrued expenses	4,296,693	3,301,044
Accounts payable and accrued expenses - related party	180,625	180,625
Deferred rent - current	18,537	37,261
Line of credit	1,651,633	1,651,633
Notes payable	2,039,332	2,072,927
Notes payable - related party	955,764	881,008

TOTAL CURRENT LIABILITIES	9,325,695	8,203,740

Deferred rent - non current	-	-
TOTAL LIABILITIES	9,325,695	8,203,740

STOCKHOLDERS' DEFICIT
Preferred stock, no par value 5,000,000 shares authorized; issued and outstanding 0 and 0 outstanding at September 30, 2013 and December 31, 2012, respectively.	-	-

Common stock, no par value 120,000,000 shares authorized; issued but not outstanding 100,052,888 and 100,052,888, respectively; issued and outstanding 100,051,107 and 100,051,107 at September 30, 2013 and December 31, 2012, respectively.	1,519,074	1,519,074
Common stock payable	-	-
Treasury stock, 1,781 and 1,781 shares at September 30, 2013 and December 31, 2012, respectively	-	-
Accumulated deficit	(8,171,640)	(6,953,739)
Accumulated other comprehensive loss
(Foreign translation adjustment)	(29,459)	(61,795)

STOCKHOLDERS' DEFICIT OF UNILAVA	(6,682,025)	(5,496,460)
Non-controlling interest	(68,533)	(43,960)

TOTAL STOCKHOLDERS' DEFICIT	(6,750,558)	(5,540,420)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$2,575,136	$2,663,319

SEE ACCOMPANYING NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

UNILAVA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)

	For the Three Months Ended		For the nine months ended
	September 30,		September 30,
	2013	2012	2013	2012
Revenue	$666,133	$1,596,250	$2,120,213	$2,417,137
Cost of revenue	444,838	877,073	1,220,245	1,266,135
Gross profit	221,295	719,177	899,968	1,151,002

Costs and Expenses
Salaries and payroll taxes	242,449	562,313	786,287	894,368
Selling, general & administrative	244,228	784,580	1,015,766	1,215,199
Depreciation	16,066	69,925	76,926	106,641
Goodwill impairment
Total costs and expenses	502,743	1,416,818	1,878,979	2,216,208

Loss from operations	(281,448)	(697,641)	(979,011)	(1,065,206)

Other Income (Expense)
Interest income	18	40	58	57
Other income	60,000	24,103	84,751	66,225
Gain on disposal of assets	-	-	-	-
Interest expense	(231,721)	(253,694)	(348,273)	(388,891)
Other expense	-	10,000	-	-
Total other income (expense)	(171,702)	(219,551)	(263,462)	(322,609)

Loss before non-controlling interest	(453,150)	(917,192)	(1,242,473)	(1,387,815)
Net loss allocable to non-controlling interest	432	12,382	24,573	21,014
Net loss	$(452,718)	$(904,810)	$(1,217,901)	$(1,366,801)

Comprehensive loss:
Foreign currency translation adjustment	19,972	1,265	32,336	(182)
Total comprehensive loss	$(432,746)	$(903,545)	$(1,185,565)	$(1,366,983)

Net loss per common share:
Basic	$(0.00)	$(0.01)	$(0.01)	$(0.01)
Weighted average common shares outstanding:
Basic	100,051,107	100,051,107	100,051,107	100,051,107

SEE ACCOMPANYING NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

UNILAVA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the nine months ended
	September 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,217,901)	$(1,366,801)
Adjustments to reconcile net loss
to net cash used in operating activities:
Shares to be issued for services	-	-
Depreciation and amortization	76,239	106,641
Change in deferred rent	(18,724)	(36,322)
Net loss allocated to non-controlling interest	(24,573)	(21,016)
CHANGES IN OPERATING ASSETS AND LIABILITIES:
Accounts receivable	(15,312)	30,664
Other current assets	(1)	5,383
Other assets	33,137	(32,653)
Accounts payable and accrued expenses	995,650	627,588
Accounts payable and accrued expenses - related party	-	39,624

CASH USED IN OPERATING ACTIVITIES	(171,485)	(646,892)

CASH FLOWS FROM INVESTING ACTIVITIES:
Interest earned on certificates of deposit	(24)	(32)
Purchase of furniture and equipment	(5,856)	(669)

CASH USED IN INVESTING ACTIVITIES	(5,880)	(701)

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank overdraft	103,867	39,577
Proceeds from notes payable	45,000	375,994
Repayment of notes payable	(78,595)	-
Proceeds from related party notes payable	174,943	197,742
Repayment of related party notes payable	(100,187)	(17,606)

CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	145,028	595,707

EFFECT OF EXCHANGE RATE CHANGES ON CASH	32,336	182
Net DECREASE IN CASH	(0)	(51,704)
CASH, beginning of period	-	51,704
CASH, end of period	$(0)	$-

Supplemental disclosure of non-cash investing and financing activities:
Interest paid	$-	$186,456
Taxes paid	$-	$-

SEE ACCOMPANYING NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

UNILAVA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013

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
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013

Note 1 – Organization (Continued)

On November 12, 2008, TelavaNV formed Telava Mobile, Inc. (“TM”) as a 80% majority-owned subsidiary for the purpose of entering the mobile services businesses offering prepaid mobile calling cards and unlimited mobile services throughout the United States of America.

Note 2 – Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplate continuation of the Company as a going concern.  The Company has recently sustained operating losses and has an accumulated deficit of $8,171,640 at September 30, 2013.  In addition, the Company has negative working capital of $9,035,826 at September 30, 2013.

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

The accompanying unaudited consolidated financial statements as of September 30, 2013 and for the three and nine month periods ended September 30, 2013 and 2012 have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and of Regulation S-X.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the Securities and Exchange Commission’s rules and regulations. In the opinion of management, these unaudited consolidated interim financial statements include all adjustments and disclosures considered necessary to a fair statement of the results for the interim periods presented.  All adjustments are of a normal recurring nature.  The results of operations for the nine months ended September 30, 2013 are not necessarily indicative of the results for the full fiscal year ending December 31, 2013.

You should read this discussion in conjunction with the consolidated financial statements, accompanying notes and management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2012.

UNILAVA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013

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

Cash and Cash Equivalents

This includes all short-term highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less.  The Company has a restricted cash balance of $28,143 and $28,119 on September 30, 2013 and December 31, 2012, respectively, which is comprised of Certificates of Deposit.   The restricted cash is held in certificates of deposit at various banking institutions.  The Company is expected to maintain the amounts in the certificates of deposit per agreements with certain vendors.

Accounts Receivable

Accounts receivable are reported at the customers' outstanding balances less any allowance for doubtful accounts. Interest is not accrued on overdue accounts receivable.  The Company evaluates receivables on a regular basis for potential reserve.

UNILAVA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013
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

Goodwill consisted of $767,873 as of September 30, 2013 and December 31, 2012 as a result of the IBFA purchase as disclosed in the Company’s December 31, 2011 Form 10-K.

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
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013

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
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013

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

Advertising Costs

The Company incurs advertising costs that are not considered direct response advertising and are expensed when incurred.  For the three months ended September 30, 2013 and 2012, the Company incurred approximately $1,474 and $727, respectively, in marketing and advertising expense. For the nine months ended September 30, 2013 and 2012, the Company incurred approximately $1,496 and $1,531, respectively, in marketing and advertising expense.

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
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013

Note 3 - Summary of Significant Accounting Policies (Continued)

Earnings Per Common Share

The Company reports both basic and diluted earnings per share.  Basic earnings per share are calculated using the weighted average number of common shares outstanding in the period.  Diluted earnings per share includes potentially dilutive securities such as outstanding options and warrants using the “treasury stock” method and convertible securities using the “if-converted” method.   For the three  months  ended September 30, 2013 and 2012,  there were no potential common  equivalent  shares used in the  calculation of dilutive weighted  average  common shares  outstanding as the effect would be anti-dilutive because of the net loss.

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

Recent Accounting Pronouncements

The Company has evaluated the recent accounting pronouncements through October 2013 and believes that none of them will have a material effect on the Company’s financial statements.

Concentrations of Credit Risk

The Company has maintained balances in excess of federally insured limits from time to time during the fiscal year.  Management periodically reviews the adequacy and strength of the financial institutions and deems this to be an acceptable risk.

For the three months ended September 30, 2013 and 2012, approximately 18.52% and 1.2% of the Company's net sales were made to customers outside the United States. For the nine months ended September 30, 2013 and 2012, approximately 19.51% and 4.0% of the Company's net sales were made to customers outside the United States.

Reclassification

Certain reclassifications have been made to prior years’ financial statements to conform to the current year presentation.  These reclassifications had no effect on previously reported results of operations or accumulated deficit.

Note 4 – Accounts Receivable

The Company provides billing information to a third party billing company for the majority of its monthly billings.  Billings submitted are “filtered” by this billing company and the LEC’s. Net accepted billings are recognized as revenue and accounts receivable.  The billing company remits payments to the Company on the basis of cash ultimately received from the LEC’s by the billing company.  The billing company and LEC’s charge fees for services, which are netted against the gross accounts receivable balance. The billing companies also apply holdbacks to the remittance for potentially uncollectible accounts.  These dilution amounts will vary due to numerous factors and the Company may not be certain as to the actual amounts of dilution on any specific billing submittal until several months after that submittal.  The Company estimates the amount of these charges and holdbacks based on historical experience and subsequent information received from the billing companies.  The Company also estimates uncollectible account balances and provides an allowance for such estimates.  As of September 30, 2013 and 2012, the amount reserved for uncollectible account balances is $726 and $882, respectively.

UNILAVA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013

Note 4 – Accounts Receivable (continued)

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

Note 5 – Fixed Assets

Property and equipment consisted of the following at September 30, 2013 and December 31, 2012:

	September 30, 2013	December 31, 2012
Microwave towers	$1,949,019	$1,949,019

Computer equipment	232,863	226,265

Furniture & equipment	113,806	114,549

Software	35,858	35,858

Tenant improvements	186,949	186,949
	2,518,495	2,512,640
Accumulated depreciation	(1,078,055)	(1,001,818)

Fixed assets, net	$1,440,440	$1,510,822

Depreciation expense for the three months ended September 30, 2013 and 2012 was $16,066 and $34,654, respectively. Depreciation expense for the nine months ended September 30, 2013 and 2012 was $76,926 and $106,641, respectively.

UNILAVA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013

Note 6 – Line of Credit and Notes Payable

As of September 30, 2013, the amount, maturity date and term of each of our loans were as follows:

Lender	Principal Amount	Interest Rate	Maturity Date
Thermo Credit LLC	$1,651,633	17.00%	January 17, 2011
AHAP	40,000	Various	Upon Demand
Barrie Haanen	15,000	8.00%	Upon Demand
Larry Neal	5,000	8.00%	Upon Demand
Brilliant Capital	836,420	8.00%	Upon Demand
InfoCity, LLC and Others	1,142,912	8.00%	Upon Demand
Dr. Dicken Yung (related party)	261,624	0.00%	Upon Demand
Baldwin Yung (related party)	342,200	0.00%	Upon Demand
Boaz Yung (related party)	1,125	0.00%	Upon Demand
Cherie Yung (related party)	332,276	0.00%	Upon Demand
	$4,628,190

As of December 31, 2012, the amount, maturity date and term of each of our loans were as follows:

Lender	Principal Amount	Interest Rate	Maturity Date
Thermo Credit LLC	$1,651,632	17.00%	January 17, 2011
AHAP	40,000	8.00%	Upon Demand
Brilliant Capital	838,920	8.00%	Upon Demand
InfoCity, LLC and Others	1,140,976	8.00%	Upon Demand
Dr. Dicken Yung (related party)	213,289	0.00%	Upon Demand
Baldwin Yung (related party)	382,000	0.00%	Upon Demand
Boaz Yung (related party)	1,125	0.00%	Upon Demand
Cherie Yung (related party)	280,300	0.00%	Upon Demand
	$4,548,242

We have a $2,000,000 revolving line of credit with the Thermo Credit LLC, pursuant to a credit agreement, dated July 17, 2010, between the Company and the bank. This revolving line of credit is guaranteed/secured by the all of the assets of the Company including cash, accounts receivable and fixed assets (See Note 4 Accounts Receivable and Note 5 Fixed Assets). The credit agreement had certain debt covenants that the Company did not comply with during the quarters ended September 30, 2013 and 2012.  The first covenant was that the Company must maintain a ratio of cash flow to scheduled principal payments plus all accrued interest payments on funded debt of not less than 1 to 1 as of the end of each fiscal quarter.  The second covenant was that the Company must maintain a tangible net worth of not less than $0 as of the last day of each fiscal quarter.  The credit agreement terminated on January 17, 2011, the line is in default and as such cash proceeds from the Company’s receivables and sale of assets have been directed to serve as collateral. (See Note 12, Subsequent Events).

UNILAVA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013

Note 7 – Stockholders’ Equity (Deficit)

Preferred Stock

The Company has authorized 5,000,000 shares of no par value preferred stock available for issuance.  No shares of preferred stock are outstanding as of September 30, 2013.  Commensurate with the merger, the Company converted the former IWI Holdings outstanding Preferred Stock of 3,664,880 shares into 45,000,000 shares of common stock.

Common Stock

The authorized common stock is 120,000,000 shares at no par value.  As of September 30, 2013 and December 31, 2012, the Company had 100,052,888 and 100,052,888 shares of common stock issued but not outstanding, respectively.  The Company had 100,051,107 and 100,051,107 shares of common stock issued and outstanding, respectively.  As of September 30, 2013 and December 31, 2012, the Company had 1,781 and 1,781 shares of treasury stock.

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

UNILAVA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013

Note 8 – Segment Reporting (Continued)

For the three months ended September 30, 2013

	Advertising Solutions	Wireless	Wireline	Other	Elimination	Consolidated
Revenue from external customers	$259,010	$400,356	$696,950	$-	$-	$1,356,317
Cost of revenue	1,155	367,010	439,431	-	-	807,596
Gross profit	257,855	33,346	257,520	-	-	548,721

Operations and support expenses	813,225	32,276	261,598	4,743	-	1,111,842
Depreciation and amortization	3,639	38,645	743	-	-	43,027

Total segment operating expenses	816,864	70,921	262,341	4,743	-	1,154,869

Segment operating income	(559,009)	(37,574)	(4,821)	(4,743)	-	(606,148)

Total other income (expense)	(214,352)	27,142	(2,966)	-	-	(190,175)

Net loss allocable to minority interest	-	6,702	-	-	-	6,702

Segment income before income taxes	$(773,361)	$(3,730)	$(7,787)	$(4,743)	$-	$(789,621)

Segment assets	$1,845,096	$1,490,258	$370,942	$682,000	$(1,813,158)	$2,575,137

For the three months ended September 30, 2012:

	Advertising Solutions	Wireless	Wireline	Other	Elimination	Consolidated
Revenue from external customers	$114,245	$265,635	$480,461	$-	$(1)	$860,340
Cost of revenue	64,935	178,496	233,888	-	1	477,320
Gross profit	172,331	87,139	246,573	-	(2)	383,020

Operations and support expenses	407,636	21,859	187,084	5,391	(1)	655,164
Depreciation and amortization	14,960	19,323	371	-	-	34,654

Total segment operating expenses	422,596	41,182	187,455	5,391	(1)	689,818

Segment operating income	(250,265)	45,957	59,118	(5,391)	(1)	(306,798)

Total other income (expense)	(109,279)	(16,516)	-	2,188	(1)	(123,608)

Net loss allocable to minority interest	-	(1,062)	-	-	-	(1,062)

Segment income before income taxes	$(359,544)	$28,379	$30,330	$60,306	$(2)	$(431,468)

Segment assets	$2,317,063	$1,572,727	$1,031,261	$(731)	$(2,199,301)	$2,720,295

UNILAVA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013

Note 8 – Segment Reporting (Continued)

For the nine months ended September 30, 2013:

	Advertising Solutions	Wireless	Wireline	Other	Elimination	Consolidated
Revenue from external customers	$431,309	$560,911	$1,127,992	$-	$-	$2,120,213
Cost of revenue	5,527	542,401	672,317	-	-	1,220,245
Gross profit	425,782	18,510	455,676	-	-	899,968

Operations and support expenses	1,313,677	55,412	425,193	7,771	-	1,802,053
Depreciation and amortization	17,844	57,968	1,114	-	-	79,926

Total segment operating expenses	1,331,521	113,380	426,307	7,771	-	1,878,979

Segment operating income	(905,739)	(94,869)	29,369	(7,771)	-	(979,011)

Total other income (expense)	(262,470)	10,983	(11,977)	-	-	(264,463)

Net loss allocable to minority interest	-	24,573	-	-	-	24,573

Segment income before income taxes	$(1,168,209)	$(59,313)	$17,392	$(7,771)	$-	$(1,217,901)

Segment assets	$1,845,096	$1,490,258	$370,942	$682,000	$(1,813,158)	$2,575,137

For the nine months ended September 30, 2012:

	Advertising Solutions	Wireless	Wireline	Other	Elimination	Consolidated
Revenue from external customers	$519,148	$418,995	$1,478,995	$-	$(1)	$2,417,137
Cost of revenue	197,814	320,476	747,844	-	1	1,266,135
Gross profit	321,334	98,519	731,151	-	(2)	1,151,002

Operations and support expenses	1,367,933	55,883	639,658	46,095	(2)	2,109,567
Depreciation and amortization	47,560	57,968	1,114	-	(1)	106,641

Total segment operating expenses	1,415,493	113,851	640,772	46,095	(3)	2,216,208

Segment operating income	(1,094,159)	(15,332)	90,379	(46,095)	1	(1,065,206)

Total other income (expense)	(293,384)	(31,447)	2,223	-	-	(322,608)

Net loss allocable to minority interest	-	21,014	-	-	-	21,014

Segment income before income taxes	$(1,387,543)	$(25,765)	$92,602	$(46,095)	$1	$(1,366,800)

Segment assets	$2,317,063	$1,572,727	$1,030,537	$(431)	$(2,199,301)	$2,720,595

UNILAVA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013

Note 9 –Commitments

A portion of our facilities are under operating leases that expire at various dates through 2014.  Rent expense was $80,133 and $143,552 for the three months ended September 30, 2013 and 2012, respectively. Rent expense was $343,394 and $431,444 for the nine months ended September 30, 2013 and 2012, respectively.

Minimum rental commitments under all non-cancelable leases with an initial term in excess of one year were as follows as of September 30, 2013:

Year Payable	Amount
2013	$250,749
2014	247,043
2015	27,910
2016 and Thereafter	7,910
Total	$533,612

Note 10 – Litigation

As of September 30, 2013, we had no material pending legal proceedings, except for the following.

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

Illinois Agricultural Association v. IBFA Acquisition Co. LLC (“IBFA”) and Telava Acquisitions, LLC

The Illinois Agricultural Association (IAA) claims that IBFA and Telava Acquisitions, LLC has past due referral fees in the amount of approximately $95,000.  We have denied the allegations and are defending our position in arbitration.  The matter is in the discovery stage and a hearing has been set for June 2011.  The suit was filed with the American Arbitration Association – Commercial Dispute Unit of Illinois.  On September 8, 2011, the AAA granted the award to IAA in the amount of $118,971 in full settlement of the case.

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

UNILAVA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013

Note 11 – Related Party Transactions

As of September 30, 2012, Dicken Yung, Chairman, had a loan balance of $261,624 and $3,621 as outstanding accounts payable which is still owed by the Company. The amounts are due on demand and bear no interest.  During the nine months ended September 30, 2013, the Company repaid $25,928 and was advanced $709.  As of September 30, 2013 and 2012, the balance owed was $261,624 and $218,746, respectively.

As of September 30, 2012, Baldwin Yung, CEO, had a loan balance of $342,200 and $61,682 as outstanding accounts payable which is still owed by the Company.  The amounts are due on demand and bear no interest. During the nine months ended September 30, 2013, the Company repaid $45,000. As of September 30, 2013 and 2012, the balance owed was $342,200 and $382,000, respectively.

As of September 30, 2012, Boaz Yung, EVP, had a loan balance of none and $4,347 as outstanding accounts payable which is still owed by the Company.  The amounts are due on demand and bear no interest.  As of September 30, 2013, the balance owed was none and $14,222.

As of September 30, 2012, Cherie Yung, Director, had a loan balance of $332,276 and $108,440, as outstanding accounts payable which is still owed by the Company.  During the nine months ended September 30, 2013, Ms. Yung loaned an additional $57,443 to the Company.  The amounts are due on demand and bear no interest.  As of September 30, 2013 and 2012, the balance owed was $332,279 and $260,000, respectively.

There were no other related party transactions in 2013.

Note 12 – Subsequent Events

The Company has an outstanding line of credit facility with Thermo Credit LLC (“Thermo Credit”) which is currently in default.

The Company signed a Memorandum of Understanding on December 7, 2009 to acquire an 80% interest in China Dragon Telecom Limited ("China Dragon Telecom") and its affiliates based in Hong Kong, China. The negotiations and execution of definitive agreements, regulatory approval and the performance of other customary conditions is expected to be completed in end-2012 due to additional audit procedures that are needed to issue the audited financials of China Dragon Telecom. As of September 30, 2013, China Dragon Telecom was still being audited by an accounting firm.

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

Our goal is to become a leading provider of communications services in the United States and the world. We offer our services and products to consumers, businesses, and other providers in the U.S. and worldwide. The services and products that we offer vary by market, and include:  wireless communications, local exchange services, long-distance services, data/broadband and Internet services, video services telecommunications equipment, wholesale services and directory advertising and publishing. We group our operating subsidiaries as follows, corresponding to our operating segments for financial reporting purposes:

·	Wireless subsidiaries provide both wireless voice and data communications services across the U.S. and, through agreements, in a substantial number of foreign countries;
·	Wireline subsidiaries provide primarily landline voice and data communication services, high-speed broadband and voice services;
·	Advertising solutions subsidiaries publish Local Area Yellow Pages directories and sell directory advertising and Internet-based advertising and local search; and

The following summarizes certain key financial information for the fiscal quarter ended September 30, 2013.

·	Total Sales: Total Sales were $666,133 for the three months ended September 30, 2013, a decrease of $930,117, or 58%, from $1,596,250 for the same period last year.

·
Gross Profit and Margin: Gross profit was $221,295 for the three months ended September 30, 2013, a decrease of $497,882, or 69%, from $719,177 for the same period last year. Gross margin was 33% for the three months ended September 30, 2013, as compared to 45% for the same period last year.

·	Net Loss: Net loss was $432,746 for the three months ended September 30, 2013, a decrease of $470,799, or approximately 42%, from $903,545 for the same period of last year.

·	Basic net income per share: Basic net loss per share was approximately $0.00 for the three months ended September 30, 2013, as compared to approximately $0.01 for the same period last year.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Results of Operations

Comparison of Three Months Ended September 30, 2013 and 2012

The following table shows key components of our results of operations during the three months ended September 30, 2013 and 2012, in both dollars and as a percentage of our total sales.

U.S. dollars, except percentages	Three Months Ended September 30, 2013		Three Months Ended September 30, 2012
		Percent of		Percent of
	Dollars	Total Sales	Dollars	Total Sales
Total sales	$666,133	100%	$860,340	100%
Cost of sales	444,838	67%	477,320	55%
Gross profit	221,295	33%	383,020	45%

Salaries and payroll	242,449	36%	246,980	29%
Depreciation and amortization	16,066	2%	34,654	4%
Selling, general and administrative expenses	244,228	37%	408,184	47%
Income (loss) from operations	(281,448)	(42)%	(306,798)	(36)%

Other income (expense)	(171,702)	(26)%	(123,608)	(14)%
Loss before non-controlling interest	(453,150)	(68)%	(430,406)	(50)%
Net loss allocable to non-controlling interest	432	0%	(1,026)	0%
Net loss	$(452,718)	(50)%	$(431,468)	(50)%

Total Sales . Our total sales decreased 58% to $666,133 in the three months ended September 30, 20123 from $1,596,250 in the same period last year, primarily as a result of a decrease in sales in our online advertising business and attrition of customer base of a subsidiary.

Cost of sales . Our cost of sales decreased 49% to $444,838 in the three months ended September 30, 2013, from $877,073 in the same period last year, mainly due to a proportional decrease in our sales associated with our marketing campaign and training costs for our underperforming marketing centers during the 2013 period.

Gross profit and gross profit margin . Our gross profit decreased 69% to $221,295 in the three months ended September 30, 2013, from $719,177 in the same period last year. The gross profit margin (gross profit as a percentage of total sales) was 33% for the three months ended September 30, 2013 and 45% for the three months ended September 30, 2012. The decrease in the gross profit margin was primarily due to a decrease in overall sales.

Salaries and payroll.   Our salaries and payroll expenses decreased 57% to $242,449 in the three months ended September 30, 2013 from $562,313 in the same period last year, mainly due to a reduction in personnel and related payroll expenses during the 2013 period.

Selling, general and administrative expenses . Our selling, general and administrative expenses decreased 69% to $244,228 in the three months ended September 30, 2013, from $784,580 in the same period last year, mainly due to an active management of our administrative costs to eliminate unnecessary expenses in connection with our operations.

Other income and expenses . Interest expense decreased 9% to $231,721 in the three months ended September 30, 2013, from $253,694 in the same period in 2012, primarily due to an decrease in loan interest associated with the Thermo Credit LLC loan.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Comparison of Three Months Ended September 30, 2013 and 2012 - continued

Income taxes . Income taxes remained flat at zero dollars in the three months ended September 30, 2013 from the same period in 2012, mainly due to recurring losses.

Net loss . As a result of the foregoing reasons, net loss decreased 50% to $452,718 in the three months ended September 30, 2013, from $904,810 in the same period last year.

Segment Data

Net (loss) for the advertising solutions segment increased 81% to $(773,361) in the three months ended September 30, 2013, from $(359,544) in the same period last year, mainly due to an increase in our operations support areas, less efforts in direct marketing and higher attrition ratio.

Total assets for the advertising solutions segment decreased 20% to $1,845,096 as of September 30, 2013 from $2,317,063 as of September 30, 2012, mainly due to decrease in  receivables from intercompany accounts.

Net (loss) for the wireless segment decreased 113% to $(3,730) in the three months ended September 30, 2013, from net income of $28,379 in the same period last year, mainly due to increases in costs associated with the increased sales.

Total assets for the wireless segment decreased less than 5% to $1,490,258 as of September 30, 2013, from $1,572,727 as of September 30, 2012, mainly due to amortization on tower assets.

Net income/ (loss) for the wireline segment decreased 115% to $(7,787) in the three months ended September 30, 2013, from $60,306 in the same period last year, mainly due to a decrease in marketing of wireless marketing and operating costs.

Total assets for the wireline segment decreased 64% to $370,942 as of September 30, 2013, from $1,030,537 as of September 30, 2012, mainly due to impairment of goodwill during the year ended December 31, 2012.

Comparison of Nine Months Ended September 30, 2013 and 2012

The following table shows key components of our results of operations during the nine months ended September 30, 2013 and 2012, in both dollars and as a percentage of our total sales.

U.S. dollars, except percentages	Nine Months Ended September 30, 2013		Nine Months Ended September 30, 2012
		Percent of		Percent of
	Dollars	Total Sales	Dollars	Total Sales
Total sales	$2,120,213	100%	$2,417,137	100%
Cost of sales	1,220,245	58%	1,266,135	52%
Gross profit	899,968	42%	1,151,002	48%

Salaries and payroll	786,287	37%	894,368	37%
Depreciation and amortization	76,926	4%	106,641	4%
Selling, general and administrative expenses	1,015,766	48%	1,215,199	50%
Income (loss) from operations	(979,011)	(46)%	(1,065,206)	(44)%

Other income (expense)	(263,462)	(12)%	(322,609)	(13)%
Loss before non-controlling interest	(1,242,473)	(59)%	(1,387,815)	(57)%
Net loss allocable to non-controlling interest	24,573	1%	21,014	1%
Net loss	$(1,217,901)	(57)%	$(1,366,801)	(57)%

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Comparison of Nine Months Ended September 30, 2013 and 2012 - continued

Total Sales . Our total sales decreased 12% to $2,120,213 in the nine months ended September 30, 20123 from $2,417,137 in the same period last year, primarily as a result of a decrease in sales in our online advertising business and attrition of customer base of a subsidiary.

Cost of sales . Our cost of sales decreased 12% to $1,220,245 in the nine months ended September 30, 2013, from $1,266,135 in the same period last year, mainly due to a proportional decrease in our sales associated with our marketing campaign and training costs for our underperforming marketing centers during the 2013 period.

Gross profit and gross profit margin. Our gross profit decreased 22% to $899,968 in the nine months ended September 30, 2013, from $1,151,002 in the same period last year. The gross profit margin (gross profit as a percentage of total sales) was 42% for the nine months ended September 30, 2013 and 48% for the nine months ended September 30, 2012. The decrease in the gross profit margin was primarily due to a decrease in overall sales.

Salaries and payroll.   Our salaries and payroll expenses decreased 12% to $786,287 in the nine months ended September 30, 2013 from $894,368 in the same period last year, mainly due to a reduction in personnel and related payroll expenses during the 2013 period.

Selling, general and administrative expenses . Our selling, general and administrative expenses decreased 16% to $1,015,766 in the nine months ended September 30, 2013, from $1,215,199 in the same period last year, mainly due to an active management of our administrative costs to eliminate unnecessary expenses in connection with our operations.

Other income and expenses . Interest expense decreased 10% to $348,273 in the nine months ended September 30, 2013, from $388,891 in the same period in 2012, primarily due to an decrease in loan interest associated with the Thermo Credit LLC loan.

Income taxes . Income taxes remained flat at zero dollars in the nine months ended September 30, 2013 from the same period in 2012, mainly due to recurring losses.

Net loss . As a result of the foregoing reasons, net loss decreased 11% to $1,217,901 in the nine months ended September 30, 2013, from $1,366,801 in the same period last year.

Segment Data

Net (loss) for the advertising solutions segment decreased 16% to $(1,168,209) in the nine months ended September 30, 2013, from $(1,387,543) in the same period last year, mainly due to a decrease in sales, less efforts in direct marketing and higher attrition ratio.

Total assets for the advertising solutions segment decreased 20% to $1,845,096 as of September 30, 2013 from $2,317,063 as of September 30, 2012, mainly due to decrease in  receivables from intercompany accounts.

Net (loss) for the wireless segment increased 130% to $(59,313) in the nine months ended September 30, 2013, from net loss of $(25,765) in the same period last year, mainly due to increases in costs associated with the increased sales.

Total assets for the wireless segment decreased 5% to $1,490,258 as of September 30, 2013, from $1,572,727 as of September 30, 2012, mainly due to amortization on tower assets.

Net income for the wireline segment decreased 81% to $17,392 in the nine months ended September 30, 2013, from $92,602 in the same period last year, mainly due to an decrease in marketing of wireless marketing and operating costs.

Total assets for the wireline segment decreased 64% to $370,942 as of September 30, 2013, from $1,030,537 as of September 30, 2012, mainly due to impairment of goodwill during the year ended December 31, 2012.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Liquidity and Capital Resources

As of September 30, 2013, we had cash and cash equivalents of approximately $28,143. The following table provides a summary of our net cash flows from operating, investing, and financing activities. To date, we have financed our operations primarily through net cash flow from operations, augmented by short-term bank and personal borrowings and equity contributions by our shareholders.

U.S. Dollars	Nine Months Ended September 30,
	2013	2012
Net cash provided by (used in) operating activities	$(171,485)	$(646,892)
Net cash provided by (used in) investing activities	(5,880)	(701)
Net cash provided by (used in) financing activities	145,028	479,370
Net increase in cash and cash equivalents	$--	$(51,704)

Operating Activities

Net cash used in operating activities was $171,485in the nine months ended September 30, 2013, compared with $646,892 used in operating activities in the same period last year. Net loss after adjustment for noncash items was $1,184,509 in the nine months ended September 30, 2013.  This decrease was primarily due to increased operating and legal costs of underperforming subsidiaries.

Investing Activities

Net cash used in investing activities in the nine months ended September 30, 2013 was $5,880, compared with $701 used in investing activities in the same period last year. The increase was mainly due to purchases of equipment.

Financing Activities

Net cash provided by financing activities in the nine months ended September 30, 2013 was $145,028, compared with $595,707 of net cash provided by financing activities in the same period in 2012. The decrease in net cash provided by financing activities was mainly due to cash proceeds from unrelated third-party loans and proceeds from related party loans offset by a repayment of the related party loans.

Capital Expenditures

Our capital expenditures for the nine months ended September 30, 2013 and 2012 were $4,494 and $567, respectively. As of September 30, 2013, we had cash and cash equivalents of $28,135, primarily consisting of demand deposits.

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

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Loan Commitments

As of September 30, 2013, the amount, maturity date and term of each of our loans were as follows:

Lender	Principal Amount	Interest Rate	Maturity Date
Thermo Credit LLC	$1,651,633	17.00%	January 17, 2011
AHAP	40,000	Various	Upon Demand
Barrie Haanen	15,000	8.00%	Upon Demand
Larry Neal	5,000	8.00%	Upon Demand
Brilliant Capital	836,420	8.00%	Upon Demand
InfoCity, LLC and Others	1,142,912	8.00%	Upon Demand
Dr. Dicken Yung (related party)	261,624	0.00%	Upon Demand
Baldwin Yung (related party)	342,200	0.00%	Upon Demand
Boaz Yung (related party)	1,125	0.00%	Upon Demand
Cherie Yung (related party)	332,276	0.00%	Upon Demand
	$4,628,190

We have a $2,000,000 revolving line of credit with the Thermo Credit LLC, pursuant to a credit agreement, dated July 17, 2010, between the Company and the bank. This revolving line of credit is guaranteed/secured by the all of the assets of the Company including cash, accounts receivable and fixed assets. The credit agreement had certain debt covenants that the Company did not comply with during the year ended December 31, 2012 and the quarter ended September 30, 2013.  The first covenant was that the Company must maintain a ratio of cash flow to scheduled principal payments plus all accrued interest payments on funded debt of not less than 1-to-1 as of the end of each fiscal quarter.  The second covenant was that the Company must maintain a tangible net worth of not less than $0 as of the last day of each fiscal quarter.  The credit agreement terminated on January 17, 2011 and the Company is renegotiating the terms with the lender. Although the line of credit is currently in default status, the Company believes that a plan or an amendment of the facility can be negotiated.

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

·
Impairment of long-lived assets. The Company reviews the carrying amount of its long-lived assets, including intangibles, for impairment, each reporting period. An asset is considered impaired when estimated future cash flows are less than the carrying amount of the asset. In the event the carrying amount of such asset is considered not recoverable, the asset is adjusted to its fair value. Fair value is generally determined based on discounted future cash flow. For periods ended  September 30, 2013 and December 31, 2012, the Company determined no impairment charges were necessary.

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

Recent Accounting Pronouncements

The Company has evaluated the recent accounting pronouncements through November 2013 and believes that none of them will have a material effect on the Company’s financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We have a $2,000,000 revolving line of credit with the Thermo Credit LLC, pursuant to a credit agreement, dated July 17, 2010, between the Company and the bank. This revolving line of credit is guaranteed/secured by the all of the assets of the Company including cash, accounts receivable and fixed assets. The credit agreement had certain debt covenants that the Company did not comply with during the quarters ended September 30, 2013 and 2012.  The first covenant was that the Company must maintain a ratio of cash flow to scheduled principal payments plus all accrued interest payments on funded debt of not less than 1 to 1 as of the end of each fiscal quarter.  The second covenant was that the Company must maintain a tangible net worth of not less than $0 as of the last day of each fiscal quarter.  The credit agreement terminated on January 17, 2011, the line is in default and as such cash proceeds from the Company’s receivables and sale of assets have been directed to serve as collateral.

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

As required by Rule 13a-15(e), our management has carried out an evaluation, with the participation and under the supervision of our Chief Executive Officer and Chief Financial Officer, Mr. Baldwin Yung, of the effectiveness of the design and operation of our disclosure controls and procedures, as of September 30, 2013. Based upon, and as of the date of this evaluation, Mr. Yung, determined that, for the reasons disclosed below, as of September 30, 2013, and as of the date of this Report, our disclosure controls and procedures were not effective.

ITEM 4.	CONTROLS AND PROCEDURES - continued

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as based on framework established in Internal Control Integrated Framework issued by the committee of Sponsoring Organizations of the Treadway Commission (COSO) as of September 30, 2013. During our management’s review of our internal control over financial reporting as of September 30, 2013, our management identified the following material weaknesses in the company’s internal control over financial reporting:

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

Changes in Internal Control Over Financial Reporting

During the quarter ended September 30, 2013, there were no changes in our internal control over financial reporting identified in connection with the evaluation performed during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 6.	EXHIBITS.

The following exhibits are filed as part of this report or incorporated by reference:

Exhibit No.	Description
31.1	Certifications of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certifications of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Temporary Hardship Exemption

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Extension Presentation Linkbase

* To be furnished by amendment per Temporary Hardship Exemption under Regulation S-T.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 13, 2013	UNILAVA CORPORATION

	By:	/s/ Baldwin Yung
Baldwin Yung, Chief Executive Officer and Chief Financial Officer (Principal Executive, Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certifications of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certifications of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Temporary Hardship Exemption

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Extension Presentation Linkbase

* To be furnished by amendment per Temporary Hardship Exemption under Regulation S-T.