Form 10-Q/A
period 2013-06-30
Unilava Corp
filed 2013-11-25
CIK 923168

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10−Q/A
Amendment No. 2
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

EXPLANATORY NOTE

We are filing this Amendment No.  2 on Form 10-Q/A to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 (the “Form 10-Q”), which was originally filed with the Securities and Exchange Commission on August 19, 2013, for the sole purpose of furnishing the Interactive Data File as Exhibit 101 in accordance with Rule 405 of Regulation S-T. The Interactive Data File was inadvertently omitted from Amendment No. 1 on Form 10-Q/A which was filed with the Securities and Exchange Commission on August 29, 2013.  Exhibit 101 to this report furnishes the following items from the Form 10-Q formatted in eXtensible Business Reporting Language (XBRL): (i) the unaudited Consolidated Balance Sheets as of June 30, 2013 and audited Consolidated Balance Sheets as of December 31, 2012, (ii) the unaudited Consolidated Statements of Operations and Comprehensive Loss for the three and six months ended June 30, 2013 and 2012, (iii) the unaudited Consolidated Statements of Cash Flows for the six months ended June 30, 2013 and 2012, and (iv) the unaudited Notes to Condensed Consolidated Financial Statements.

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

Date: November 22, 2013	UNILAVA CORPORATION

	By:	/s/ Baldwin Yung
Baldwin Yung, Chief Executive Officer and Chief Financial Officer (Principal Executive, Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certifications of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certifications of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase*

101.DEF	XBRL Taxonomy Extension Definition Linkbase*

101.LAB	XBRL Taxonomy Extension Label Linkbase*

101.PRE	XBRL Extension Presentation Linkbase*

*Furnished herewith.