Form 10-K
period 2013-12-31
Unilava Corp
filed 2014-04-14
CIK 923168

  UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2013

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

71 Stevenson Street, Suite 430
San Francisco, CA 9410

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
(Do not check if a smaller reporting company)

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒

As of June 30, 2013 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the shares of the registrant’s common stock held by non-affiliates (based upon the closing price of such shares as quoted on the OTC Bulletin Board maintained by the Financial Industry Regulatory Authority) was approximately $1.2 million. Shares of the registrant’s common stock held by each executive officer and director and each by each person who owns 10% or more of the outstanding common stock have been excluded from the calculation in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

There were a total of 100,052,888 shares of the registrant’s common stock issued but not outstanding as of March 15, 2014.

DOCUMENTS INCORPORATED BY REFERENCE

None.

UNILAVA CORPORATION
Annual Report on Form 10-K
For the Fiscal Year Ended December 31, 2013

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

ITEM 1.    BUSINESS - continued

Wireline Services

Our wireline subsidiaries provide both retail and resell communication services domestically and internationally. Our wireline operation provided approximately 55.15% of 2013 operating revenues. We divide our wireline services into three product-based categories: local, long distance and other.  Revenues from our traditional voice services have been declining as customers have been switching to wireless, cable and other internet-based providers. In addition, the continuing economic recession has caused wireline customers to terminate their residential or business phone service as individuals have lost jobs or otherwise combined households and businesses have closed or reduced operations. We have responded by offering packages of combined voice and data services, including broadband and video, and intend to continue this strategy during 2014.

Wireless Voice Services

Voice includes traditional local and long-distance service provided to retail customers and wholesale access to our network and individual network elements provided to competitors. At December 31, 2013, our wireline subsidiaries served approximately 55,000 active consumer access lines. We also have a number of integrated voice and data services, such as integrated network connections, that provide customers the ability to integrate access for their voice and data services, the data component of which is included in the data category. Additionally, voice revenues do not include any of our VoIP revenues, which are included in data revenues.

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

No customer accounted for 10% or more of our consolidated revenues in 2013, 2012, 2011, 2010, 2009 or 2008.  We do not depend on one or a few major customers for our revenues.

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

ITEM 1.    BUSINESS - continued

Employees

As of December 31, 2013, we employed approximately 17 persons who are all full time employees worldwide. The following table illustrates the allocation of these employees among the various job functions conducted at our company.

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

ITEM 3.    LEGAL PROCEEDINGS

As of December 31, 2013, we had no material pending legal proceedings, except for the following.

Thermo Credit, LLC v. Unilava Corporations, Televa Networks, Inc., Televa Mobile, Inc., Televa Acquisitions, Inc., IBFA Acquisitions, In., IBFA Acquisitions LLC and Televa Wireless, Inc.

 On December 9, 2013, a judgment was entered in the Circuit Court of Cook County, Illinois against, inter alia, Unilava Corporations, Televa Networks, Inc., Televa Mobile, Inc., Televa Acquisitions, Inc., IBFA Acquisitions, In., IBFA Acquisitions LLC and Televa Wireless, Inc. in the sum of $1,628,260.84, plus unpaid current interest in the amount of $265,813.35, future interest at a reate of $783.21 per day, and attorney’s fees and court costs in the amount of $12,932.41.  No payments have been made on this judgment as of the date hereof.

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

	High	Low
Quarter Ended:
March 31, 2012	$0.01	$0.01
June 30, 2012	$0.01	$0.01
September 30, 2012	$0.01	$0.01
December 31, 2012	$0.01	$0.01

Quarter Ended:
March 31, 2013	$0.01	$0.01
June 30, 2013	$0.01	$0.01
September 30, 2013	$0.01	$0.01
December 31, 2013	$0.01	$0.01

Holders

We currently have 100,052,888 shares of our common stock issued and outstanding as of March 15, 2014, which are held of record and beneficially owned by 65 persons not including those shares held in “street name.”

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

Report of Offering of Securities and Use of Proceeds Therefrom

Not Applicable.

 Company repurchases of common stock during the year ended December 31, 2013

There were no Company repurchases of common stock during the year ended December 31, 2013.

ITEM 5.    MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND COMMON STOCK REPURCHASES - continued

Sales of Unregistered Securities during the year ended December 31, 2013

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

Estimates and assumptions about future events and their effects cannot be determined with certainty.  We base our estimates on historical experience and on various other assumptions believed to be applicable and reasonable under the circumstances.  These estimates may change as new events occur, as additional information is obtained and as our operating environment changes.  These changes have historically been minor and have been included in the consolidated financial statements as soon as they became known.  Based on a critical assessment of our accounting policies and the underlying judgments and uncertainties affecting the application of those policies, management believes that our financial statements are fairly stated in accordance with accounting principles generally accepted in the United States, and present a meaningful presentation of our financial condition and results of operations

 ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

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

Results of Operations for the Fiscal Years Ended December 31, 2011 and 2010

Our revenue for the year ended December 31, 2013 was $2,682,442, a $419,840 or 14% decrease compared to the revenue of $3,102,282 for the year ended December 31, 2012.  The decrease in revenue was primarily derived from a decline in marketing effort in the online advertising solutions revenue.

Our receivables for the year ended December 31, 2013 was $294,150, a 19.36% increase compared to the receivables of $246,438 for the year ended December 31, 2012.  An increase was due to a change in billing policies and restrictions adopted by the third party billing aggregators and imposed by certain LECs pertaining to our operations in the advertising solutions business.

Our accounts payable and notes payable for the year ended December 31, 2013 were $4,353,456 and $3,048,558, a 25% increase - $871,786 and a 3.20%- $853,940 increase compared to payables and notes payable of $3,481,670 and $2,953,935 for the year ended December 31, 2012.  A significant part of the increase in notes payable was due to additional capital needed to continue pursuing our current business plan and to sustain our operations.

Our line of credit for the year ended December 31, 2013 was $1,651,633, a 0% - no decrease compared the balance of $1,651,633 as of December 31, 2012.  The no change is due to the line of credit is in default and we are renegotiating the terms with the lender.

Change in operating assets is mostly due to change in depreciation of capital assets of $91,990 from the year ended December 31, 2012, and the 25% increase in accounts payables and the 3.20% increase due to the change in notes payables, as described above.

The cost of sales for the years ended December 31, 2013 and 2012 totaled $1,597,545 and $1,664,173, respectively.  The $66,628, or 4% decrease in 2013 was due to the decrease in overall sales and lowering of costs incurred in sales.

Our gross profit decreased $353,212 or 25% to $1,084,897 for the year ended December 31, 2013 from $1,438,109 for the year ended December 31, 2012.  The gross margin decreased from 46% to 40% as a result of the above discussed reduction in our sales and cost of revenues.

Operating expenses decreased $1,029,200 or 36% to $1,838,231 for the year ended December 31, 2013 from $2,867,431 for the year ended December 31, 2012.  The decrease is mainly attributable to continued decreases in expense areas due to decreases in employee headcount and better control of the expenses associated with market expansion and sales growth in other businesses and expenses related to our operations.

Other expense for the years ended December 31, 2013 and 2012 were $379,668 and $185,851, respectively.  The $193,817 or 104% increase in other expense was due primarily to a 78% decrease in other income in the current year ended, and a slight decrease in interest expenses.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Net loss for the year ended December 31, 2013 and 2012 was $1,170,197 and $1,582,978, respectively.  The $412,781 or 26% decrease in our net loss was primarily the result of the continued decreases in expense areas due to decreases in employee headcount and better control of the expenses associated with market expansion and sales growth in other businesses and expenses related to our operations.

Segment Results

Our wireless revenue was $1,131,661 in 2013 and $592,245 in 2012.  The increase was due to increase in customer base in wireless products such as prepaid phone and enhanced broadband businesses.  The wireless operation contributed 42.19% of the overall operating revenue of the company.

Our wireline revenue was $1,479,299 in 2013 and $1,934,612 in 2012.  The significant decrease was due to decrease in internet service revenue.  The wireline operation contributed to more than 55.15% of the overall revenue of the company.

Our advertising solutions revenue was $71,482 in 2013 and $575,424 in 2012.  The decrease was due to decrease in marketing efforts in certain markets and regions due to LEC restrictions.  However, our operating profit was at 92.18% compared to 46% in 2012.  The increase in operating profit margin was due to steady retention of customer base in the advertising solutions business and a decrease in our cost of revenues due to better controls on our costs.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Inflation

Although our operations are influenced by general economic conditions, we do not believe inflation had a material effect on the results of operations during the year ended December 31, 2013.   However, there can be no assurance our business will not be affected by inflation in the future.

ITEM 8.    FINANCIAL STATEMENTS

The information required by this Item is submitted as a separate section of this Form 10-K. See CONSOLIDATED AUDITED FINANCIAL STATEMENTS AND NOTES.

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a] 15(e) and 15d] 15(e) under the Securities Exchange Act of 1934 (the Exchange Act)). Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on our assessment, we determined that, as of December 31, 2013, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, because of the material weaknesses in our internal control over financial reporting described below, our disclosure controls and procedures were not effective to satisfy the objectives for which they are intended.

Notwithstanding management’s assessment that our internal control over financial reporting was ineffective as of December 31, 2013 due to the material weakness described below under Management’s Report on Internal Control Over Financial Reporting, we believe that the consolidated financial statements included in this Annual Report on Form 10-K correctly present our financial condition, results of operations and cash flows for the fiscal years covered thereby in all material respects.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as based on framework established in Internal Control Integrated Framework issued by the committee of Sponsoring Organizations of the Treadway Commission (COSO) as of December 31, 2013. Based on such evaluation, our management, including the CEO and CFO, has concluded that the Company’s internal control over financial reporting as of December 31, 2013 is ineffective.

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

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The members of the Board of Directors of Unilava, Inc. serve until the next annual meeting of stockholders, or until their successors have been elected.  The officers serve at the pleasure of the Board of Directors.  The following sets forth information about our directors and executive officers:

The address of each, unless otherwise noted, is 353 Sacramento Street, Suite 1500, San Francisco California.

			Number of Shares	Percentage of
Name	Office	Age	Owned (1)	Shares Owned (1)

Baldwin Yung	PRESIDENT/CEO/	42	5,500,000	5.50%
	CFO/DIRECTOR

Boaz Yung	Executive Vice President	34	1,375,000	1.30%

Dicken Yung	Director	77	2,475,000	2.40%

Michael Corrigan	Director	64	--	--

Ruth Brown	Director	67	--	--

Rodger Spainhower	Director	69	--	--

Colin Tilley	Director	63	--	--

Dr. Brian Peacock	Director	77	--	--

Carlington HK
Limited (2)	N/A	N/A	38,500,000	38.50%

All executive officers and directors as a
group (8 persons)			13,750,000	13.80%

(1) Except as otherwise noted, shares are owned beneficially and of record, and such record stockholder has sole voting, investment, and dispositive power.

(2) Mr. Lam Kam Hung is the control person of Carlington Hong Kong Limited, an investment group which directly owns these shares.

Baldwin Yung – President and Chief Executive Officer and Chief Financial Officer

Baldwin Yung, age 42, has been President, CEO and CFO of Unilava since inception and is a member of the Board’s Audit and Corporate Governance Committees.  Mr. Yung is an experienced venture capitalist and finance executive who has raised funds in both debt and equity for publicly and privately-held companies.  He is also a successful entrepreneur, having co-founded a publicly-traded interactive multimedia and data management company- DigiLava, Inc.  Earlier in his career, Mr. Yung worked for global public accounting firms, such as Price Waterhouse Coopers, L.L.P., PKF International (previously known as Pannell, Kerr & Forster) and Worldwide CPAs, specializing in external audits and financial advisory services.  He has provided management consulting services to small to medium-sized start-ups and early-stage companies in various sectors including technology and telecommunications. Mr. Yung was Chief Executive of Telava Networks, Inc., A California Corporation between the period August 2007 to March 2009.

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

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE. - continued

Boaz Yung – Executive Vice President of Business Development & Technology

With extensive experience in emerging business and technology, Boaz Yung, age 34, has served as Executive Vice President of Unilava since 2003, overseeing new market development, long-term strategic direction and the overall vision of the Company.  As a co-founder, Mr. Yung spearheaded Unilava’s Telava divisions to a global corporation.

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

  Colin Tilley – Director

Colin Tilley, age 63, has been a Board Member of Unilava for four years and is a member of the Board’s Audit and Corporate Governance Committees.  He has over 30 years of general management experience.  Having started his career in municipal government in London, where he rose to the position of Deputy Director, he went to work for international management consultants Pannell Kerr Forster Associates as a senior management consultant for five years.  He left to establish the first of three companies he has successfully co founded.  The first, Whiteley International, was a management consultancy, of which he was a partner for some 12 years, which specialized in strategy development, business planning, organizational reviews and business monitoring and evaluation.  During this time, he also co-founded Creating Excellence, a multi-faceted management and marketing company, with UK clients such as Nike, Reuters, the BBC, Comic Relief, Sport England, UK Sport and the British Heart Foundation.  He has been involved in all aspects of the business, especially strategic direction, business planning and development and client development.  He remains as a director of that organization in a mainly non-executive capacity.  More recently, he formed Tilley and Associates, to offer consultancy and interim management services.

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

Brian Peacock  - Director

Dr. Brian Peacock, age 77, is a member of the Board’s Remuneration/Compensation Committee. Dr. Brian Peacock has a background in ergonomics and industrial engineering which have provided a foundation for a long career in industry and academia, which included eighteen years in academia, fifteen years with General Motors' vehicle design and manufacturing organizations, and four years as discipline coordinating scientist for the National Space Biomedical Institute / NASA. He is a licensed professional engineer, a licensed private pilot, a certified professional ergonomist and a fellow of both the Ergonomics and Human Factors Society (UK) and the Human Factors and Ergonomics Society (USA). Dr. Peacock has authored over 300 journal articles, reports, book chapters and presentations, including books on Statistical Distributions, Automotive Ergonomics and Ergonomics in Design.

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

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE. - continued

Dicken Yung – Chairman and Director

Dr. Dicken Yung, age 77, has chaired the Board of Directors since inception of the company and is a member of the Board’s Remuneration/Compensation Committee. For over 20 years, Dr. Yung has been involved in technology and industrial investments. He was Chairman of Digilava, Inc. in US and Director of Versatech Industries in Canada. Dr. Yung was bestowed in 2003 the most distinguished award by the Shanghai Municipality Government, the ‘Magnolia Gold Medal’. He has also received the award for ‘Most Distinguished Contributions to the Movement of Special Olympics in China’ from the quasi-government ministry for disabled persons, China Disabled Persons Federation.

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

Michael Corrigan – Director

            Mr. Michael Corrigan, age 64, has been a Director since inception of the company and serves on the Board’s Audit and Corporate Governance Committees. He is a member of The State Bar of California and has his own law practice in Southern California. Mr. Corrigan’s practice focuses on general and SEC representation of emerging high technology and other operating companies. He has been counsel to private and public companies in a broad range of industries, including computer hardware and software, telecommunications, multimedia, action sports, restaurant, entertainment and sporting goods manufacturing. He has assisted these companies with their corporate and partnership organization, private and public financing of debt and equity, mergers and acquisitions, joint ventures, technology licensing, real estate syndication and related commercial arrangements. He has advised owners of these companies on retirement planning and estate planning matters. In addition, Mr. Corrigan has represented several regional investment banking, advisory and management firms in securities and underwriting transactions, as well as compliance matters.

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

Ruth Brown – Director

             Mrs. Ruth Brown, age 67, has been Director since inception of the company and is a member of the Board’s Remuneration/Compensation Committee. Mrs. Brown is an avid investor who has been involved in technology and real estate investments over the past 13 years. Mrs. Brown is a business entrepreneur with ownership in a commercial meat company in Southern California and a real estate and property management company in Hawaii.

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

Rodger Spainhower - Corporate Secretary

Mr. Rodger Spainhower, age 69, serves as Corporate Secretary and Director of Unilava Corporation. He founded Highland Business Services, Inc., a business consulting company, in 1984 and has since then been providing services to businesses in areas of management, administration, compliance, software development and data management. Prior to founding Highland, Mr. Spainhower served as President and CEO of Hyland Title Corporation, where he oversaw the company’s management, administration and coordination of all services to a major title insurance agency. Before Hyland Title, Mr. Spainhower built a broad base of operations experience serving as Vice President at Great Western National Bank and as Operations Officer & Auditor at Valley National Bank in the US. At both banks, Mr. Spainhower was in charge of managing the bank operation for various branch offices including cash control, personnel, accounting and customer services.

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

Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers, directors and beneficial owner of more than 10% of a registered class of our equity securities to file with the SEC statements of ownership and changes in ownership. The same persons are required to furnish us with copies of all Section 16(a) forms they file. We believe that, during fiscal 2013, all of our executive officers, directors and beneficial owner of more than 10% of a registered class of our equity securities complied with the applicable filing requirements.

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

ITEM 11.   EXECUTIVE COMPENSATION

Summary Compensation Table — Fiscal Years Ended December 31, 2013, 2012, 2011, 2010, 2009 and 2008

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

ANNUAL COMPENSATION				LONG TERM COMPENSATION
Name and			Other Annual		Award		Payouts		All
Principal Position
	Year	Salary	Bonus		Compensation			Other
				Restricted	Securities	LTIP	Compensation
				Stock	Underlying	Payouts ($)	Awards	Options	SARs(#)

	2013	$72,000	$0	0	0	0	0	0	0
	2012	$72,000	$0	0	0	0	0	0	0
Baldwin Yung	2011	$72,000	$0	0	0	0	0	0	0
Chief Executive Officer	2010	$72,000	$0	0	0	0	0	0	0
President and CFO	2009	$86,000	$27,000	0	0	0	0	0	0
	2008	$80,000	$0	0	0	0	0	0	0

ITEM 11.   EXECUTIVE COMPENSATION - continued

Summary of Employment Agreements and Material Terms

Option/SAR Grants in the year ended December 31, 2013 to Named Executive Officers

			Number of		% of Total
	Options/SARs	Employees in	Securities		Options/SARs
Name			Underlying	Granted to
	Granted (#)	Fiscal Year	Exercise or Base			Expiration

Baldwin Yung	0	0	-	-	-	-

Aggregated Option/SAR Exercises and Fiscal Year End Option/SAR Values

Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options/SARs at Fiscal Year End Exercisable/ Unexercisable	Value of Unexercised In-the-Money Options/SARs at Fiscal Year End Exercisable/ Unexercisable

Baldwin Yung	-	--	--	--

Outstanding Equity Awards at Fiscal Year End

None.

Option Exercises and Stock Vested

No options to purchase our capital stock were exercised by any of our named executive officers, nor was any restricted stock held by such executive officers vested during the fiscal year ended December 31, 2013.

Pension Benefits

No named executive officers received or held pension benefits during the fiscal year ended December 31, 2013.

Nonqualified Deferred Compensation

No nonqualified deferred compensation was offered or issued to any named executive officer during the fiscal year ended December 31, 2013.

Potential Payments upon Termination or Change in Control

Our named executive officers are not entitled to severance payments upon the termination of their employment agreements or following a change in control.

Compensation of Directors

No member of our board of directors received any compensation for his or her services as a director during the year ended December 31, 2013.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table presents information regarding the beneficial ownership of all shares of our common stock as of the date of this report by:

•	Each person who owns beneficially more than five percent of the outstanding shares of our common stock;

•	Each director of the Company;

•	Each named executive officer of the Company; and

•	All directors and officers of the Company as a group.

 The address of each, unless otherwise noted, is 353 Sacramento Street, Suite 1500, San Francisco California.

			Number of Shares	Percentage of
Name	Office	Age	Owned (1)	Shares Owned (1)

Baldwin Yung	PRESIDENT/CEO/	42	5,500,000	5.50%
	CFO/DIRECTOR

Boaz Yung	Executive Vice President	34	1,375,000	1.30%

Dicken Yung	Director	77	2,475,000	2.40%

Michael Corrigan	Director	64	--	--

Ruth Brown	Director	67	--	--

Rodger Spainhower	Director	69	--	--

Colin Tilley	Director	63	--	--

Dr. Brian Peacock	Director	77	--	---

Carlington HK
Limited (2)	N/A	N/A	38,500,000	38.50%

All executive officers and directors as a
group (8 persons)			13,750,000	13.80%
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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

As of December 31, 2013, Dicken Yung, Chairman, had a loan balance of $256,431 and $37,719 as outstanding accounts payable which is still owed by the Company. The amounts are due on demand and bear no interest.  During the year ended December 31, 2013, the Company repaid $31,121 and was advanced $709.  As of December 31, 2013 and 2012, the balance owed was $256,431 and $213,289, respectively.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS - continued

As of December 31, 2013, Baldwin Yung, CEO, had a loan balance of $337,700 and $58,949 as outstanding accounts payable which is still owed by the Company.  The amounts are due on demand and bear no interest. During the year ended December 31, 2013, the Company repaid $49,500. As of December 31, 2013 and 2012, the balance owed was $337,700 and $382,000, respectively.

As of December 31, 2013, Boaz Yung, EVP, had a loan balance of $1,125 and $13,673 as outstanding accounts payable which is still owed by the Company.  The amounts are due on demand and bear no interest.  As of December 31, 2013 and 2012, the balance owed was $1,125 and $1,125.

As of December 31, 2013, Cherie Yung, Director, had a loan balance of $353,970 and $113,802, as outstanding accounts payable which is still owed by the Company.  During the year ended December 31, 2013, Ms. Yung loaned an additional $79,134 to the Company.  The amounts are due on demand and bear no interest.  As of December 31, 2013 and 2012, the balance owed was $353,970 and $280,300, respectively.

During the year ended December 31, 2013 and 2012, the Company had professional fees billed of $20,650 and $20,650, respectively, from an entity that is owned and controlled by an officer and director of the Company.

There were no other related party transactions in 2013 and 2012.

Director Independence

Mr. Corrigan serves on our board as an “independent director” as defined by the applicable rules of the SEC.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

Our principal accountants, Shelley International CPA billed us $10,000 ($2,500+$7,500) for audit and review fees during the fiscal years ended December 31, 2013 and Our principal accountants, DeJoya Griffith and Company LLC billed us $30,200 and Shelley International CPA billed us $10,000 ($2,500+$7,500) for audit and review fees for fiscal year ended December 31, 2012.

Audit–related Fees

None.

Tax Fees

Our principal accountants, TnA Enterprises, LLC billed us $2,500 for tax preparation fees during the fiscal years ended December 31, 2013 and TnA Enterprises, LLC billed us $2,500 for fiscal year ended December 31, 2012.

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

SIGNATURES

                Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 14, 2014.

UNILAVA CORPORATION.

By:/s/ Baldwin Yung
Baldwin Yung
President, Chief Executive Officer and Chief Financial Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on April 14, 2014.

By:/s/ Baldwin Yung
Baldwin Yung
President and Chief Financial Officer, & Director

By :/s/ Ruth Brown
Ruth Brown
Director

By :/s/ Dicken Yung
Dicken Yung
Director

UNILAVA, INC.

REPORT ON AUDIT OF CONSOLIDATED AUDITED FINANCIAL STATEMENTS AND NOTES

YEARS ENDED DECEMBER 31, 2013 AND 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Unilava Corporation and its subsidiaries

We have audited the accompanying consolidated balance sheets of Unilava Corporation and its subsidiaries as of December 31, 2013, and 2012 and the related consolidated statements of operations and comprehensive loss, stockholders’ deficit, and cash flows for the years then ended.  Unilava Corporation and its subsidiaries’ management are responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Unilava Corporation and its subsidiaries as of December 31, 2013, and the results of its operations and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

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

/s/ Shelley International CPA
Mesa, AZ

April 12, 2014

Unilava Corporation and Subsidiaries
Consolidated Balance Sheets
	December 31,	December 31,
	2013	2012
ASSETS
CURRENT ASSETS
Cash	$-	$-
Certificates of deposit	28,151	28,119
Accounts receivable, net	294,150	246,438
Other current assets	(24)	(24)
Total current assets	322,276	274,533
Fixed assets, net	1,418,832	1,510,822
Goodwill	767,873	767,873
Other assets	76,959	110,091
TOTAL ASSETS	$2,585,941	$2,663,319

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Bank overdraft	$191,446	$79,242
Accounts payable and accrued expenses	4,129,314	3,301,044
Accounts payable and accrued expenses - related party	224,142	180,625
Deferred rent - current	18,666	37,261
Line of credit	1,651,633	1,651,633
Notes payable	2,099,332	2,072,927
Notes payable - related party	949,226	881,008
TOTAL CURRENT LIABILITIES	9,263,760	8,203,740
Deferred rent - non current	-	-
TOTAL LIABILITIES	9,263,760	8,203,740

STOCKHOLDERS' DEFICIT
Preferred stock, no par value 5,000,000 shares authorized; issued and outstanding 0 and 0 outstanding at December 31, 2013 and 2012, respectively.	-	-

Common stock, no par value 120,000,000 shares authorized; issued but not outstanding 100,052,888 and 100,052,888, respectively; issued and outstanding 100,051,107 and 100,051,107 at December 31, 2013 and 2012, respectively.	1,519,074	1,519,074
Common stock payable	-	-
Treasury stock, 1,781 and 1,781 shares at December 31, 2013 and 2012, respectively	-	-
Accumulated deficit	(8,123,937)	(6,953,739)
Accumulated other comprehensive loss
(Foreign translation adjustment)	(66,191)	(61,795)
STOCKHOLDERS' DEFICIT OF UNILAVA	(6,671,054)	(5,496,460)
Non-controlling interest	(6,765)	(43,960)
TOTAL STOCKHOLDERS' DEFICIT	(6,677,818)	(5,540,420)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$2,585,941	$2,663,319

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

Unilava Corporation and Subsidiaries
Consolidated Statements of Operations
	For the years ended
	December 31,
	2013	2012
Revenue	$2,682,442	$3,102,282
Cost of revenue	1,597,545	1,664,173
Gross profit	1,084,897	1,438,109

Costs and Expenses
Salaries and payroll taxes	830,236	1,145,989
Selling, general & administrative	909,436	1,579,866
Depreciation	98,559	141,576
Goodwill impairment
Total costs and expenses	1,838,231	2,867,431

Loss from operations	(753,334)	(1,429,322)

Other Income (Expense)
Interest income	64	77
Other income	84,901	384,870
Interest expense	(464,633)	(570,798)
Total other income (expense)	(379,668)	(185,851)

Loss before non-controlling interest	(1,133,001)	(1,615,172)
Net loss allocable to non-controlling interest	(37,195)	32,195
Net loss	$(1,170,197)	$(1,582,978)

Comprehensive loss:
Foreign currency translation adjustment	(4,396)	(2,179)
Total comprehensive loss	$(1,174,594)	$(1,585,156)

Net loss per common share:
Basic	$(0.01)	$(0.02)
Weighted average common shares outstanding:
Basic	100,051,107	100,051,107

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

Unilava Corporation
Consolidated Statements of Stockholder's Deficit
For the Years Ended December 31, 2013 and 2012

	Preferred Stock		Common Stock			Treasury Stock			Accumulated
	Number		Number			Number			Other		Total
	of		of			of		Accumulated	Comprehensive	Minority	Stockholders'
	Shares	Amount	Shares	Amount	Payable	Shares	Amount	Deficit	Income (loss)	Interest	Deficit

BALANCES December 31, 2011	-	$-	100,051,107	$1,519,074	$-	(1,781)	$-	$(5,370,761)	$(63,974)	$(11,765)	$(3,927,426)

Foreign currency translation adjustment									2,179		2,179

Net loss	-	-	-	-	-	-	-	(1,582,978)	-	(32,195)	(1,615,174)

BALANCES December 31, 2012	-	-	100,051,107	1,519,074	-	(1,781)	-	(6,953,739)	(61,795)	(43,960)	(5,540,420)

Foreign currency translation adjustment									(4,396)		(4,396)

Net loss	-	-	-	-	-	-	-	(1,170,197)		37,195	(1,133,001)

BALANCES December 31, 2013	-	$-	100,051,107	$1,519,074	$-	(1,781)	$-	$(8,123,936)	$(66,191)	$(6,765)	$(6,677,818)

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

Unilava Corporation and Subsidiaries
Consolidated Statements of Cash Flows
	For the years ended
	December 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,170,197)	$(1,582,978)
Adjustments to reconcile net loss
to net cash used in operating activities:
Shares to be issued for services	-	-
Depreciation and amortization	98,268	141,576
Change in deferred rent	(18,595)	(50,522)
Net loss allocated to non-controlling interest	37,195	(32,195)
CHANGES IN OPERATING ASSETS AND LIABILITIES:
Accounts receivable	(47,712)	74,149
Other current assets	-	5,433
Other assets	33,132	(14,785)
Accounts payable and accrued expenses	828,269	582,220
Accounts payable and accrued expenses - related party	43,517	39,624
CASH USED IN OPERATING ACTIVITIES	(196,123)	(837,478)

CASH FLOWS FROM INVESTING ACTIVITIES:
Interest earned on certificates of deposit	(32)	(41)
Purchase of furniture and equipment	(6,277)	(669)
CASH USED IN INVESTING ACTIVITIES	(6,309)	(710)

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank overdraft	112,204	79,242
Proceeds from notes payable	105,000	378,852
Repayment of notes payable	(78,595)	-
Proceeds from line of credit	-	144,457
Proceeds from related party notes payable	174,943	199,137
Repayment of related party notes payable	(106,725)	(17,606)
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	206,827	784,082

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(4,396)	2,402
Net DECREASE IN CASH	-	(51,704)
CASH, beginning of period	-	51,704
CASH, end of period	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Interest paid	$-	$-
Taxes paid	$-	$-

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

UNILAVA CORPORATION AND SUBSIDIARIES
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2013 and 2012

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
FOR THE YEARS ENDED DECEMBER 31, 2013 and 2012

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

Note 2 – Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplate continuation of the Company as a going concern.  The Company has recently sustained operating losses and has an accumulated deficit of $8,123,937 at December 31, 2013.  In addition, the Company has negative working capital of $8,941,484 at December 31, 2013.

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
FOR THE YEARS ENDED DECEMBER 31, 2013 and 2012

Note 3 - Summary of Significant Accounting Policies (Continued)

Fair Value of Financial Instruments (continued)

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

Cash and Cash Equivalents

This includes all short-term highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less.  The Company has a restricted cash balance of $28,151 and $28,119 on December 31, 2013 and 2012, respectively, which is comprised of Certificates of Deposit.   The restricted cash is held in certificates of deposit at various banking institutions.  The Company is expected to maintain the amounts in the certificates of deposit per agreements with certain vendors.

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

UNILAVA CORPORATION AND SUBSIDIARIES
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2013 and 2012

Note 3 - Summary of Significant Accounting Policies (Continued)

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

Goodwill consisted of $767,873 as of December 31, 2013 and 2012, respectively, as a result of the IBFA purchase as disclosed in the Company’s December 31, 2010 Form 10-K.

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

UNILAVA CORPORATION AND SUBSIDIARIES
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2013 and 2012

Note 3 - Summary of Significant Accounting Policies (Continued)

Revenue Recognition (Continued)

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
FOR THE YEARS ENDED DECEMBER 31, 2013 and 2012

Note 3 - Summary of Significant Accounting Policies (Continued)

Advertising Costs

The Company incurs advertising costs that are not considered direct response advertising and are expensed when incurred.  For the years ended December 31, 2013 and 2012, the Company incurred approximately $321 and $300 in marketing and advertising expense.

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

Earnings Per Common Share

The Company reports both basic and diluted earnings per share.  Basic earnings per share are calculated using the weighted average number of common shares outstanding in the period.  Diluted earnings per share includes potentially dilutive securities such as outstanding options and warrants using the “treasury stock” method and convertible securities using the “if-converted” method. For the years ended December 31, 2013 and 2012, there were no potential common equivalent shares used in the calculation of dilutive weighted average common shares outstanding as the effect would be anti-dilutive because of the net loss.

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

UNILAVA CORPORATION AND SUBSIDIARIES
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2013 and 2012

Note 3 - Summary of Significant Accounting Policies (Continued)

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

For the years ended December 31, 2013 and 2012, approximately 21.95% and 3.0% of the Company's net sales were made to customers outside the United States.

Reclassification

Certain reclassifications have been made to prior years’ financial statements to conform to the current year presentation.  These reclassifications had no effect on previously reported results of operations or accumulated deficit.

Note 4 – Accounts Receivable

The Company provides billing information to a third party billing company for the majority of its monthly billings.  Billings submitted are “filtered” by this billing company and the LEC’s. Net accepted billings are recognized as revenue and accounts receivable.  The billing company remits payments to the Company on the basis of cash ultimately received from the LEC’s by the billing company.  The billing company and LEC’s charge fees for services, which are netted against the gross accounts receivable balance. The billing companies also apply holdbacks to the remittance for potentially uncollectible accounts.  These dilution amounts will vary due to numerous factors and the Company may not be certain as to the actual amounts of dilution on any specific billing submittal until several months after that submittal.  The Company estimates the amount of these charges and holdbacks based on historical experience and subsequent information received from the billing companies.  The Company also estimates uncollectible account balances and provides an allowance for such estimates.  As of December 31, 2013 and 2012, the amount reserved for uncollectible account balances is $726, respectively.

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

UNILAVA CORPORATION AND SUBSIDIARIES
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2013 and 2012

Note 5 – Fixed Assets

Property and equipment consisted of the following at December 31, 2013 and 2012:

	December 31, 2013	December 31, 2012
Microwave towers	$1,949,019	$1,949,019

Computer equipment	232,863	226,265

Furniture & equipment	114,227	114,549

Software	35,858	35,858

Tenant improvements	186,949	186,949
	2,518,916	2,512,640
Accumulated depreciation	(1,100,084)	(1,001,818)

Fixed assets, net	$1,418,832	$1,510,822

Depreciation expense for the years ended December 31, 2013 and 2012 was $98,559 and $141,576, respectively.

Note 6 – Line of Credit and Notes Payable

As of December 31, 2013, the amount, maturity date and term of each of our loans were as follows:

Lender	Principal Amount	Interest Rate	Maturity Date
Thermo Credit LLC	$1,651,632	17.00%	January 17, 2011
AHAP	40,000	Various	Upon Demand
Brilliant Capital	916,421	8.00%	Upon Demand
InfoCity, LLC and Others	1,142,911	8.00%	Upon Demand
Dr. Dicken Yung (related party)	256,431	0.00%	Upon Demand
Baldwin Yung (related party)	337,700	0.00%	Upon Demand
Boaz Yung (related party)	1,125	0.00%	Upon Demand
Cherie Yung (related party)	353,970	0.00%	Upon Demand
	$4,700,190

UNILAVA CORPORATION AND SUBSIDIARIES
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2013 and 2012

Note 6 – Line of Credit and Notes Payable (Continued)

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

Note 7 – Stockholders’ Equity (Deficit)

Preferred Stock

The Company has authorized 5,000,000 shares of no par value preferred stock available for issuance.  No shares of preferred stock are outstanding as of December 31, 2013 and 2012.  Commensurate with the merger, the Company converted the former IWI Holdings outstanding Preferred Stock of 3,664,880 shares into 45,000,000 shares of common stock.

Common Stock

The authorized common stock is 120,000,000 shares at no par value.  As of December 31, 2013 and 2012, the Company had 100,052,888 and 100,052,888 shares of common stock issued but not outstanding, respectively.  The Company had 100,051,107 and 100,051,107 shares of common stock issued and outstanding, as of December 31, 2013 and 2012, respectively.  As of December 31, 2013 and 2012, the Company had 1,781 and 1,781 shares of treasury stock.

UNILAVA CORPORATION AND SUBSIDIARIES
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2013 and 2012

Note 8 – Income Taxes

A reconciliation of income tax expense using the statutory federal and state income tax rates is as follows for the years ended December 31:

	2013	2012
Income tax benefit at statutory rate	$393,858	$548,998
State income taxes	99,027	138,034
Increase (decrease) in valuation allowance	(492,885)	(687,032)
Income tax expense	$-	$-

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

Deferred income taxes reflect the tax consequences on future years of differences between the tax basis of assets and liabilities and their basis for financial reporting purposes. Deferred tax assets and liabilities are as follows:

	2013	2012
Net operating loss carryforwards	$1,125,309	$1,568,565
Accrual-to-cash adjustment	--	--
Depreciation and amortization	--	--
Allowance for bad debt	--	--)
Non-deductible expenses	(8,590)	(43,823
Valuation allowance	(1,116,719)	(1,524,742)
	$-	$-

As a result of the significant net losses incurred since inception and because the likelihood of being able to utilize these losses is not presently determinable, the Company has recorded a valuation allowance to fully reserve its net deferred tax asset.

At December 31, 2013, the Company has available unused state and federal operating loss carryforwards of approximately $6,446,742 for federal taxes and state taxes that may provide future tax benefits, expiring between 2013 and 2020 for state taxes and 2023 through 2033 for federal taxes, as follows:

	Federal	State
NOL carryforward expiration:
2013	-	45,000
2014	-	516,000
2015	-	-
2016	-	135,000
2017	-	894,000
2018	-	-
2019	-	-
2020	-	-
Thereafter	7,563,461	4,448,719

UNILAVA CORPORATION AND SUBSIDIARIES
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2013 and 2012

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

For the year ended December 31, 2013
	Advertising Solutions	Wireless	Wireline	Other	Elimination	Consolidated
Revenue from external customers	$71,482	$1,131,661	$1,479,299	$-	$-	$2,682,442
Cost of revenue	5,590	725,737	866,219	-	-	1,597,545
Gross profit	65,892	405,925	613,080	-	-	548,721

Operations and support expenses	1,093,076	80,638	554,063	11,295	-	1,739,672
Depreciation and amortization	19,783	77,290	1,486	-	-

Total segment operating expenses	1,112,859	157,928	556,148	11,295	-	1,838,231

Segment operating income	(1,046,967)	247,996	56,932	(11,295)	-	(606,148)

Total other income (expense)	(362,316)	(5,536)	(11,817)	-	-	(379,669)

Net loss allocable to minority interest	-	(37,195)	-	-	-	(37,195)

Segment income before income taxe	$(1,409,284)	$205,266	$45,116	$(11,295)	$-	$(1,170,197)

Segment assets	$1,754,166	$1,499,909	$370,103	$682,000	$(1,720,236)	$2,585,942

UNILAVA CORPORATION AND SUBSIDIARIES
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2013 and 2012

Note 9 – Segment Reporting (Continued)

For the year ended December 31, 2012:

	Advertising Solutions	Wireless	Wireline	Other	Elimination	Consolidated
Revenue from external customers	$575,424	$592,245	$1,934,612	$-	$-	$3,102,282
Cost of revenue	212,200	475,484,	976,489	-	-	1,664,173
Gross profit	363,224	116,762	958,123	-	-	1,438,109

Operations and support expenses	1,761,907	76,198	836,068	51,681	-	2,725,855
Depreciation and amortization	62,800	77,290	1,486	-	-	141,576

Total segment operating expenses	1,824,708	153,488	837,553	51,681	-	2,867,431

Segment operating income	(1,461,483)	(36,727)	120,570	(51,681)	-	(1,429,322)

Total other income (expense)	(458,705)	(47,875)	320,729	-	-	(185,851)

Net loss allocable to minority interest	-	32,195	-	-	-	32,195

Segment income before income taxes	$(1,920,189)	$(52,407)	$441,299	$(51,681)	$-	$(1,582,978)

Segment assets	$2,160,789	$1,537,958	$361,545	$682,000	$(2,078,973)	$2,663,319

Note 10 –Commitments

A portion of our facilities are under operating leases that expire at various dates through 2014.  Rent expense was $299,966 and $596,543 for the years ended December 31, 2013 and 2012, respectively.

Minimum rental commitments under all non-cancelable leases with an initial term in excess of one year were as follows as of December 31, 2013:

Year Payable	Amount
2014	$247,043
2015	27,910
2016 and Thereafter	7,910
Total	$282,863

UNILAVA CORPORATION AND SUBSIDIARIES
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2013 and 2012

Note 11 – Litigation

As of December 31, 2013, we had no material pending legal proceedings, except for the following.

Thermo Credit, LLC v. Unilava Corporations, Televa Networks, Inc., Televa Mobile, Inc., Televa Acquisitions, Inc., IBFA Acquisitions, In., IBFA Acquisitions LLC and Televa Wireless, Inc.

On December 9, 2013, a judgment was entered in the Circuit Court of Cook County, Illinois against, inter alia, Unilava Corporations, Televa Networks, Inc., Televa Mobile, Inc., Televa Acquisitions, Inc., IBFA Acquisitions, In., IBFA Acquisitions LLC and Televa Wireless, Inc. in the sum of $1,628,260.84, plus unpaid current interest in the amount of $265,813.35, future interest at a reate of $783.21 per day, and attorney’s fees and court costs in the amount of $12,932.41.  No payments have been made on this judgment as of the date hereof.

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

Note 12 – Related Party Transactions

As of December 31, 2013, Dicken Yung, Chairman, had a loan balance of $256,431 and $37,719 as outstanding accounts payable which is still owed by the Company. The amounts are due on demand and bear no interest.  During the year ended December 31, 2013, the Company repaid $31,121 and was advanced $709.  As of December 31, 2013 and 2012, the balance owed was $256,431 and $213,289, respectively.

As of December 31, 2013, Baldwin Yung, CEO, had a loan balance of $337,700 and $58,949 as outstanding accounts payable which is still owed by the Company.  The amounts are due on demand and bear no interest. During the year ended December 31, 2013, the Company repaid $49,500. As of December 31, 2013 and 2012, the balance owed was $337,700 and $382,000, respectively.

As of December 31, 2013, Boaz Yung, EVP, had a loan balance of $1,125 and $13,673 as outstanding accounts payable which is still owed by the Company.  The amounts are due on demand and bear no interest.  As of December 31, 2013 and 2012, the balance owed was $1,125 and $1,125.

As of December 31, 2013, Cherie Yung, Director, had a loan balance of $353,970 and $113,802, as outstanding accounts payable which is still owed by the Company.  During the year ended December 31, 2013, Ms. Yung loaned an additional $79,134 to the Company.  The amounts are due on demand and bear no interest.  As of December 31, 2013 and 2012, the balance owed was $353,970 and $280,300, respectively.

There were no other related party transactions in 2013.

UNILAVA CORPORATION AND SUBSIDIARIES
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2013 and 2012

Note 13 – Subsequent Events

The Company has an outstanding line of credit facility with Thermo Credit LLC (“Thermo Credit”) which is currently in default.

A default judgment has been entered in the Circuit Court of Cook County, Illinois with respect to this line of credit.

The Company signed a Memorandum of Understanding on December 7, 2009 to acquire an 80% interest in China Dragon Telecom Limited ("China Dragon Telecom") and its affiliates based in Hong Kong, China. The negotiations and execution of definitive agreements, regulatory approval and the performance of other customary conditions is expected to be completed in end-2012 due to additional audit procedures that are needed to issue the audited financials of China Dragon Telecom. As of December 31, 2013, China Dragon Telecom was still being audited by an accounting firm.