Form 10-Q
period 2014-03-31
Unilava Corp
filed 2014-05-15
CIK 923168

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10−Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2014

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

The number of shares outstanding of each of the issuer’s classes of common stock, as of May 14, 2014 is as follows:

Class of Securities	Shares Outstanding
Common stock, no par value	100,051,107

Quarterly Report on Form 10-Q
  Three Months Ended March 31, 2014

TABLE OF CONTENTS

PART I
FINANCIAL INFORMATION

PART I
FINANCIAL INFORMATION

ITEM 1.          FINANCIAL STATEMENTS.

The accompanying consolidated condensed balance sheet of Unilava Corporation at March 31, 2014, the consolidated condensed statements of operations and comprehensive loss for the three months ended March 31, 2014 and 2013 and the consolidated condensed statements of cash flows for the three months ended March 31, 2014 and 2013, have been prepared by the Company's management, in conformity with principles generally accepted in the United States of America.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

UNILAVA CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013

Financial Statements	Page(s)

Condensed Consolidated Balance Sheets (Unaudited)	4

Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)	5

Condensed Consolidated Statements of Cash Flows (Unaudited)	6

Notes to Consolidated Financial Statements (Unaudited)	7-18

Unilava Corporation and Subsidiaries
Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2014	2013
ASSETS
CURRENT ASSETS
Cash	$-	$-
Certificates of deposit	28,159	28,151
Accounts receivable, net	258,561	294,150
Other current assets	333	(24)

Total current assets	287,053	322,276

Fixed assets, net	1,397,833	1,418,832
Goodwill	767,873	767,873
Other assets	76,958	76,959

TOTAL ASSETS	$2,529,717	$2,585,941

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Bank overdraft	$242,056	$191,446
Accounts payable and accrued expenses	4,390,840	4,129,314
Accounts payable and accrued expenses - related party	215,014	224,142
Deferred rent - current	18,924	18,666
Line of credit	1,651,633	1,651,633
Notes payable	2,024,332	2,099,332
Notes payable - related party	901,969	949,226

TOTAL CURRENT LIABILITIES	9,444,768	9,263,760

Deferred rent - non current	-	-
TOTAL LIABILITIES	9,444,768	9,263,760

STOCKHOLDERS' DEFICIT
Preferred stock, no par value 5,000,000 shares authorized; issued and outstanding 0 and 0 outstanding at March 31, 2014 and December 31, 2013, respectively.	-	-

Common stock, no par value 120,000,000 shares authorized; issued but not outstanding 100,052,888 and 100,052,888, respectively; issued and outstanding 100,051,107 and 100,051,107 at March 31, 2014 and December 31, 2013, respectively.	1,519,074	1,519,074
Common stock payable	-	-
Treasury stock, 1,781 and 1,781 shares at March 31, 2014 and December 31, 2013, respectively	-	-
Accumulated deficit	(8,353,587)	(8,123,937)
Accumulated other comprehensive loss
(Foreign translation adjustment)	(66,221)	(66,191)

STOCKHOLDERS' DEFICIT OF UNILAVA	(6,900,734)	(6,671,054)
Non-controlling interest	(14,317)	(6,765)

TOTAL STOCKHOLDERS' DEFICIT	(6,915,051)	(6,677,818)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$2,529,717	$2,585,941

SEE ACCOMPANYING NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

Unilava Corporation and Subsidiaries
Condensed Consolidated Statements of Operations

	For the three months ended
	March 31,
	2014	2013
Revenue	$544,057	$763,896
Cost of revenue	367,723	412,650
Gross profit	176,334	351,246

Costs and Expenses
Salaries and payroll taxes	176,639	270,533
Selling, general & administrative	176,035	419,678
Depreciation	20,990	33,899
Total costs and expenses	373,664	724,110

Loss from operations	(197,330)	(372,864)

Other Income (Expense)
Interest income	10	20
Other income	6	1
Interest expense	(39,889)	(73,309)
Total other income (expense)	(39,873)	(73,288)

Loss before non-controlling interest	(237,203)	(446,151)
Net loss allocable to non-controlling interest	7,552	17,871
Net loss	$(229,651)	$(428,281)

Comprehensive loss:
Foreign currency translation adjustment	(30)	(2,100)
Total comprehensive loss	$(229,681)	$(430,381)

Net loss per common share:
Basic	$(0.00)	$(0.00)
Weighted average common shares outstanding:
Basic	100,051,107	100,051,107

SEE ACCOMPANYING NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

Unilava Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows

	For the three months ended
	March 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(229,651)	$(428,281)
Adjustments to reconcile net loss
to net cash used in operating activities:
Shares to be issued for services	-	-
Depreciation and amortization	20,990	32,617
Change in deferred rent	258	(14,200)
Net loss allocated to non-controlling interest	(7,552)	(17,871)
CHANGES IN OPERATING ASSETS AND LIABILITIES:
Accounts receivable	35,589	2,040
Other current assets	(357)	(147)
Other assets	-	17
Accounts payable and accrued expenses	261,534	333,150
Accounts payable and accrued expenses - related party	(9,127)	-

CASH USED IN OPERATING ACTIVITIES	71,684	(92,675)

CASH FLOWS FROM INVESTING ACTIVITIES:
Interest earned on certificates of deposit	(8)	(8)
Purchase of furniture and equipment	-	(5,212)

CASH USED IN INVESTING ACTIVITIES	(8)	(5,220)

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank overdraft	50,610	(111)
Proceeds from notes payable	60,000	-
Repayment of notes payable	(135,000)	(58,595)
Proceeds from line of credit	-	-
Proceeds from related party notes payable	-	158,701
Repayment of related party notes payable	(47,257)	-

CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(71,647)	99,995

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(29)	(2,100)
Net DECREASE IN CASH	(0)	-
CASH, beginning of period	-	-
CASH, end of period	$(0)	$-

Supplemental disclosure of non-cash investing and financing activities:
Interest paid	$-	$-
Taxes paid	$-	$-

SEE ACCOMPANYING NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

UNILAVA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2014

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
FOR THE THREE MONTHS ENDED MARCH 31, 2014

Note 1 – Organization (Continued)

On November 12, 2008, TelavaNV formed Telava Mobile, Inc. (“TM”) as a 80% majority-owned subsidiary for the purpose of entering the mobile services businesses offering prepaid mobile calling cards and unlimited mobile services throughout the United States of America.

Note 2 – Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplate continuation of the Company as a going concern.  The Company has recently sustained operating losses and has an accumulated deficit of $8,353,587 at March 31, 2014.  In addition, the Company has negative working capital of $9,157,715 at March 31, 2014.

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

The accompanying unaudited consolidated financial statements as of March 31, 2014 and for the three month periods ended March 31, 2014 and 2013 have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and of Regulation S-X.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the Securities and Exchange Commission’s rules and regulations. In the opinion of management, these unaudited consolidated interim financial statements include all adjustments and disclosures considered necessary to a fair statement of the results for the interim periods presented.  All adjustments are of a normal recurring nature.  The results of operations for the three months ended March 31, 2014 are not necessarily indicative of the results for the full fiscal year ending December 31, 2014.

You should read this discussion in conjunction with the consolidated financial statements, accompanying notes and management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2013.

UNILAVA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2014

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

Cash and Cash Equivalents

This includes all short-term highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less.  The Company has a restricted cash balance of $28,159 and $28,151 on March 31, 2014 and December 31, 2013, respectively, which is comprised of Certificates of Deposit.   The restricted cash is held in certificates of deposit at various banking institutions.  The Company is expected to maintain the amounts in the certificates of deposit per agreements with certain vendors.

Accounts Receivable

Accounts receivable are reported at the customers' outstanding balances less any allowance for doubtful accounts. Interest is not accrued on overdue accounts receivable.  The Company evaluates receivables on a regular basis for potential reserve.

UNILAVA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2014

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

Goodwill consisted of $767,873 as of March 31, 2014 and December 31, 2013, respectively, as a result of the IBFA purchase as disclosed in the Company’s December 31, 2010 Form 10-K.

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

UNILAVA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2014

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

UNILAVA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2014

Note 3 - Summary of Significant Accounting Policies (Continued)

Revenue Recognition (Continued)

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

Advertising Costs

The Company incurs advertising costs that are not considered direct response advertising and are expensed when incurred.  For the three months ended March 31, 2014 and 2013, the Company incurred approximately $17 and $22 in marketing and advertising expense.

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
FOR THE THREE MONTHS ENDED MARCH 31, 2014

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

Recent Accounting Pronouncements

The Company has evaluated the recent accounting pronouncements through March 31, 2014 and believes that none of them will have a material effect on the Company’s financial statements.

Concentrations of Credit Risk

The Company has maintained balances in excess of federally insured limits from time to time during the fiscal year.  Management periodically reviews the adequacy and strength of the financial institutions and deems this to be an acceptable risk.

For the three months ended March 31, 2014 and 2013, approximately 7.83% and 20.26% of the Company's net sales were made to customers outside the United States.

Reclassification

Certain reclassifications have been made to prior years’ financial statements to conform to the current year presentation.  These reclassifications had no effect on previously reported results of operations or accumulated deficit.

Note 4 – Accounts Receivable

The Company provides billing information to a third party billing company for the majority of its monthly billings.  Billings submitted are “filtered” by this billing company and the LEC’s. Net accepted billings are recognized as revenue and accounts receivable.  The billing company remits payments to the Company on the basis of cash ultimately received from the LEC’s by

UNILAVA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2014

Note 4 – Accounts Receivable (Continued)

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

Note 5 – Fixed Assets

Property and equipment consisted of the following at March 31, 2014 and December 31, 2013:

	March 31, 2014	December 31, 2013
Microwave towers	$1,949,019	$1,949,019

Computer equipment	232,863	232,863

Furniture & equipment	114,104	114,227

Software	35,858	35,858

Tenant improvements	197,615	186,949
	2,529,459	2,518,916
Accumulated depreciation	(1,131,625)	(1,100,084)

Fixed assets, net	$1,397,834	$1,418,832

Depreciation expense for the three months ended March 31, 2014 and 2013 was $20,990 and $33,899, respectively.

UNILAVA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2014

Note 6 – Line of Credit and Notes Payable

As of March 31, 2014, the amount, maturity date and term of each of our loans were as follows:

Lender	Principal Amount	Interest Rate	Maturity Date
Thermo Credit LLC	$1,651,632	17.00%	January 17, 2011
AHAP	40,000	Various	Upon Demand
Brilliant Capital	916,421	8.00%	Upon Demand
InfoCity, LLC and Others	1,067,911	8.00%	Upon Demand
Dr. Dicken Yung (related party)	231,611	0.00%	Upon Demand
Baldwin Yung (related party)	328,700	0.00%	Upon Demand
Boaz Yung (related party)	1,125	0.00%	Upon Demand
Cherie Yung (related party)	340,533	0.00%	Upon Demand
	$4,577,933

As of December 31, 2013, the amount, maturity date and term of each of our loans were as follows:

Lender	Principal Amount	Interest Rate	Maturity Date
Thermo Credit LLC	$1,651,632	17.00%	January 17, 2011
AHAP	40,000	Various	Upon Demand
Brilliant Capital	916,421	8.00%	Upon Demand
InfoCity, LLC and Others	1,142,911	8.00%	Upon Demand
Dr. Dicken Yung (related party)	256,431	0.00%	Upon Demand
Baldwin Yung (related party)	337,700	0.00%	Upon Demand
Boaz Yung (related party)	1,125	0.00%	Upon Demand
Cherie Yung (related party)	353,970	0.00%	Upon Demand
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

Note 7 – Stockholders’ Equity (Deficit)

Preferred Stock

The Company has authorized 5,000,000 shares of no par value preferred stock available for issuance.  No shares of preferred stock are outstanding as of March 31, 2014 and December 31, 2013.  Commensurate with the merger, the Company converted the former IWI Holdings outstanding Preferred Stock of 3,664,880 shares into 45,000,000 shares of common stock.

UNILAVA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2014

Note 7 – Stockholders’ Equity (Deficit) (Continued)

Common Stock

The authorized common stock is 120,000,000 shares at no par value.  As of March 31, 2014 and December 31, 2013, the Company had 100,052,888 and 100,052,888 shares of common stock issued but not outstanding, respectively.  The Company had 100,051,107 and 100,051,107 shares of common stock issued and outstanding, as of March 31, 2014 and December 31, 2013, respectively.  As of March 31, 2014 and December 31, 2013, the Company had 1,781 and 1,781 shares of treasury stock.

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

For the three months ended March 31, 2014
	Advertising Solutions	Wireless	Wireline	Other	Elimination	Consolidated
Revenue from external customers	$12,653	$199,265	$332,139	$-	$-	$544,057
Cost of revenue	-	172,787	194,936	-	-	367,723
Gross profit	12,653	26,478	137,203	-	-	176,334

Operations and support expenses	204,768	12,032	134,239	1,635	-	352,674
Depreciation and amortization	1,296	19,323	371	-	-	20,990

Total segment operating expenses	206,065	31,355	134,610	1,635	-	373,665

Segment operating income	(193,412)	(4,877)	2,593	(1.635)	-	(197,331)

Total other income (expense)	(23,589)	(16,294)	9	-	-	(39,874)

Net loss allocable to minority interest	-	7,552	-	-	-	7,552

Segment income before income taxes	$(217,001)	$(13,619)	$2,602	$(1,635)	$-	$(229,653)

Segment assets	$1,580,185	$1,447,517	$367,338	$682,000	$(1,547,322)	$2,529,718

UNILAVA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2014

Note 7 – Stockholders’ Equity (Deficit) (Continued)

For the three months ended March 31, 2013:

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

Note 9 –Commitments

A portion of our facilities are under operating leases that expire at various dates through 2014.  Rent expense was $30,408 and $157,140 for the three months ended March 31, 2014 and 2013, respectively.

Minimum rental commitments under all non-cancelable leases with an initial term in excess of one year were as follows as of March 31, 2014:

Year Payable	Amount
2014	$216,635
2015	27,910
2016 and Thereafter	7,910
Total	$252,455

Note 10 – Litigation

As of March 31, 2014, we had no material pending legal proceedings, except for the following.

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
FOR THE THREE MONTHS ENDED MARCH 31, 2014

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

Note 11 – Related Party Transactions

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

As of March 31, 2014, Dicken Yung, Chairman, had a loan balance of $231,611 and $31,859 as outstanding accounts payable which is still owed by the Company. The amounts are due on demand and bear no interest.  During the three months ended March 31, 2014, the Company repaid $24,820.  As of March 31, 2014 and 2013, the balance owed was $231,611 and $267,763, respectively.

As of March 31, 2014, Baldwin Yung, CEO, had a loan balance of $328,700 and $58,949 as outstanding accounts payable which is still owed by the Company.  The amounts are due on demand and bear no interest. During the three months ended March 31, 2014, the Company repaid $9,000. As of March 31, 2014 and 2013, the balance owed was $328,700 and $382,000, respectively.

As of March 31, 2014, Boaz Yung, EVP, had a loan balance of $1,125 and $12,593 as outstanding accounts payable which is still owed by the Company.  The amounts are due on demand and bear no interest.  As of March 31, 2014 and 2013, the balance owed was $1,125 and $1,125.

As of March 31, 2014, Cherie Yung, Director, had a loan balance of $321,755 and $130,083, as outstanding accounts payable which is still owed by the Company.  During the three months ended March 31, 2014, the Company repaid $13,337. As of March 31, 2014 and 2013, the balance owed was $321,755 and $280,300, respectively.

There were no other related party transactions in 2014.

Note 12 – Subsequent Events

The Company has an outstanding line of credit facility with Thermo Credit LLC (“Thermo Credit”) which is currently in default.

The Company signed a Memorandum of Understanding on December 7, 2009 to acquire an 80% interest in China Dragon Telecom Limited ("China Dragon Telecom") and its affiliates based in Hong Kong, China. The negotiations and execution of definitive agreements, regulatory approval and the performance of other customary conditions is expected to be completed in end-2012 due to additional audit procedures that are needed to issue the audited financials of China Dragon Telecom. As of March 31, 2014, China Dragon Telecom was still being audited by an accounting firm.

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

You should read this discussion in conjunction with the consolidated financial statements, accompanying notes and management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2013.

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

Our goal is to become a leading provider of communications services in the United States and the world. We offer our services and products to consumers, businesses, and other providers in the U.S. and worldwide. The services and products that we offer vary by market, and include:  wireless communications, local exchange services, long-distance services, data/broadband and Internet services, video services telecommunications equipment, wholesale services and directory advertising and publishing. We group our operating subsidiaries as follows, corresponding to our operating segments for financial reporting purposes:

·	Wireless subsidiaries provide both wireless voice and data communications services across the U.S. and, through agreements, in a substantial number of foreign countries;
·	Wireline subsidiaries provide primarily landline voice and data communication services, high-speed broadband and voice services;
·	Advertising solutions subsidiaries publish Local Area Yellow Pages directories and sell directory advertising and Internet-based advertising and local search; and

The following summarizes certain key financial information for the fiscal quarter ended March 31, 2014.

·	Total Sales: Total Sales were $544,057 for the three months ended March 31, 2014, a decrease of $219,839, or 29%, from $763,896 for the same period last year.

·
Gross Profit and Margin: Gross profit was $176,334 for the three months ended March 31, 2014, a decrease of $174,912, or 32%, from $351,246 for the same period last year. Gross margin was 32% for the three months ended March 31, 2014, as compared to 46% for the same period last year.

·	Net Loss: Net loss was $229,651 for the three months ended March 31, 2014, a decrease of $200,700, or approximately 42%, from $428,281 for the same period of last year.

·	Basic net income per share: Basic net loss per share was approximately $0.00 for the three months ended March 31, 2014, as compared to approximately $0.00 for the same period last year.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Results of Operations

Comparison of Three Months Ended March 31, 2014 and 2013

The following table shows key components of our results of operations during the three months ended March 31, 2014 and 2013, in both dollars and as a percentage of our total sales.

U.S. dollars, except percentages	Three Months Ended March 31, 2014		Three Months Ended March 31, 2013
		Percent of		Percent of
	Dollars	Total Sales	Dollars	Total Sales
Total sales	$544,057	100%	$763,896	100%
Cost of sales	367,723	68%	412,650	54%
Gross profit	176,334	32%	351,246	46%

Salaries and payroll	176,639	32%	270,533	35%
Depreciation and amortization	20,990	4%	33,899	4%
Selling, general and administrative expenses	176,035	32%	419,678	55%
Income (loss) from operations	(197,330)	(36)%	(372,864)	(49)%

Other income (expense)	(39,889)	(7)%	(73,288)	(10)%
Loss before non-controlling interest	(237,203)	(44)%	(446,152)	(58)%
Net loss allocable to non-controlling interest	7,552	1%	17,871)	2%
Net loss	$(229,651)	(42)%	$(428,281)	(56)%

Total Sales . Our total sales decreased 29% to $544,057 in the three months ended March 31, 2014 from $763,896 in the same period last year, primarily as a result of a decrease in sales in our online advertising business and attrition of customer base of a subsidiary.

Cost of sales . Our cost of sales decreased 11% to $367,723 in the three months ended March 31, 2014, from $412,650 in the same period last year, mainly due to a proportional decrease in our sales associated with our marketing campaign and training costs for our underperforming marketing centers during the 2013 period.

Gross profit and gross profit margin . Our gross profit decreased 50% to $176,334 in the three months ended March 31, 2014, from $176,334 in the same period last year. The gross profit margin (gross profit as a percentage of total sales) was 32% for the three months ended March 31, 2014 and 46% for the three months ended March 31, 2013. The decrease in the gross profit margin was primarily due to a decrease in overall sales.

Salaries and payroll.   Our salaries and payroll expenses decreased 35% to $176,639 in the three months ended March 31, 2014 from $270,533 in the same period last year, mainly due to a continued reduction in personnel and related payroll expenses during the 2014 period.

Selling, general and administrative expenses. Our selling, general and administrative expenses decreased 58% to $176,035 in the three months ended March 31, 2014, from $419,678 in the same period last year, mainly due to an active management of our administrative costs to eliminate unnecessary expenses in connection with our operations.

Other income and expenses. Interest expense decreased 46% to $39,889 in the three months ended March 31, 2014, from $419,678 in the same period in 2013, primarily due to an decrease in loan interest associated with the Thermo Credit LLC loan.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Comparison of Three Months Ended March 31, 2014 and 2013 - continued

Income taxes. Income taxes remained flat at zero dollars in the three months ended March 31, 2014 from the same period in 2013, mainly due to recurring losses.

Net loss. As a result of the foregoing reasons, net loss decreased 46% to $226,951 in the three months ended March 31, 2014, from $428,281 in the same period last year.

Segment Data

Net (loss) for the advertising solutions segment decreased 45% to $(217,001) in the three months ended March 31, 2014, from $(394,848) in the same period last year, mainly due to an increase in our operations support areas, less efforts in direct marketing and higher attrition ratio.

Total assets for the advertising solutions segment decreased 24% to $1,580,185 as of March 31, 2014 from $2,066,110 as of March 31, 2013, mainly due to decrease in receivables from intercompany accounts.

Net (loss) for the wireless segment decreased 75% to $(13,619) in the three months ended March 31, 2013, from net loss of $(55,582) in the same period last year, mainly due to increases in costs associated with the increased sales.

Total assets for the wireless segment decreased 6% to $1,447,517 as of March 31, 2014, from $1,536,567 as of March 31, 2013, mainly due to amortization on tower assets.

Net income for the wireline segment decreased 92% to $2,602 in the three months ended March 31, 2014, from $34,206 in the same period last year, mainly due to a decrease in marketing of wireless marketing and operating costs.

Total assets for the wireline segment increased 6% to $367,338 as of March 31, 2014, from $347,992 as of March 31, 2013, mainly due to capital assets purchased for the Companies new offices and leasehold improvements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Liquidity and Capital Resources

As of March 31, 2014, we had cash and cash equivalents of approximately $28,159. The following table provides a summary of our net cash flows from operating, investing, and financing activities. To date, we have financed our operations primarily through net cash flow from operations, augmented by short-term bank and personal borrowings and equity contributions by our shareholders.

U.S. Dollars	Three Months Ended March 31,
	2014	2013
Net cash provided by (used in) operating activities	$71,684	$(92,675)
Net cash provided by (used in) investing activities	(8)	(5,220)
Net cash provided by (used in) financing activities	(71,647)	99,995
Net increase in cash and cash equivalents	$--	$--

Operating Activities

Net cash provided by/ (used in) operating activities was $71,684 in the three months ended March 31, 2014, compared with $(92,675) used in operating activities in the same period last year. Net loss after adjustment for noncash items was $215,955 in the three months ended March 31, 2014.  This decrease was primarily due to increased operating and legal costs of underperforming subsidiaries.

Investing Activities

Net cash used in investing activities in the three months ended March 31, 2014 was $8, compared with $5,220 used in investing activities in the same period last year. The decrease was mainly due to purchases of equipment in the previous years period.

Financing Activities

Net cash provided by/ (used in) financing activities in the three months ended March 31, 2014 was $(71,647), compared with $99,995 of net cash provided by financing activities in the same period in 2013. The decrease in net cash provided by financing activities was mainly due to cash proceeds from unrelated third-party loans and proceeds from related party loans offset by a repayment of the related party loans.

Capital Expenditures

Our capital expenditures for the three months ended March 31, 2014 and 2013 were none and $5,212, respectively. As of March 31, 2014, we had cash and cash equivalents of $28,159, primarily consisting of demand deposits.

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

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Loan Commitments

As of March 31, 2014, the amount, maturity date and term of each of our loans were as follows:

Lender	Principal Amount	Interest Rate	Maturity Date
Thermo Credit LLC	$1,651,632	17.00%	January 17, 2011
AHAP	40,000	Various	Upon Demand
Brilliant Capital	916,421	8.00%	Upon Demand
InfoCity, LLC and Others	1,067,911	8.00%	Upon Demand
Dr. Dicken Yung (related party)	231,611	0.00%	Upon Demand
Baldwin Yung (related party)	328,700	0.00%	Upon Demand
Boaz Yung (related party)	1,125	0.00%	Upon Demand
Cherie Yung (related party)	340,533	0.00%	Upon Demand
	$4,577,933

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

Recent Accounting Pronouncements

The Company has evaluated the recent accounting pronouncements through March 2014 and believes that none of them will have a material effect on the Company’s financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We have a $2,000,000 revolving line of credit with the Thermo Credit LLC, pursuant to a credit agreement, dated July 17, 2010, between the Company and the bank. This revolving line of credit is guaranteed/secured by the all of the assets of the Company including cash, accounts receivable and fixed assets. The credit agreement had certain debt covenants that the Company did not comply with during the quarters ended March 31, 2014 and 2013.  The first covenant was that the Company must maintain a ratio of cash flow to scheduled principal payments plus all accrued interest payments on funded debt of not less than 1 to 1 as of the end of each fiscal quarter.  The second covenant was that the Company must maintain a tangible net worth of not less than $0 as of the last day of each fiscal quarter.  The credit agreement terminated on January 17, 2011, the line is in default and as such cash proceeds from the Company’s receivables and sale of assets have been directed to serve as collateral.

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

As required by Rule 13a-15(e), our management has carried out an evaluation, with the participation and under the supervision of our Chief Executive Officer and Chief Financial Officer, Mr. Baldwin Yung, of the effectiveness of the design and operation of our disclosure controls and procedures, as of March 31, 2014. Based upon, and as of the date of this evaluation, Mr. Yung, determined that, for the reasons disclosed below, as of March 31, 2014, and as of the date of this Report, our disclosure controls and procedures were not effective.

ITEM 4.	CONTROLS AND PROCEDURES - continued

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as based on framework established in Internal Control Integrated Framework issued by the committee of Sponsoring Organizations of the Treadway Commission (COSO) as of March 31, 2014. During our management’s review of our internal control over financial reporting as of March 31, 2014, our management identified the following material weaknesses in the company’s internal control over financial reporting:

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

We anticipate the costs of implementing these remediation initiatives will be approximately $50,000 to $100,000 a year in increased salaries and $50,000 to $100,000 a year in increased legal and accounting expenses.  We anticipate that these initiatives will be at least partially, if not fully, implemented before the end of 2014.  We also plan to test our updated controls and remediate our deficiencies by December 31, 2014.

Changes in Internal Control Over Financial Reporting

During the quarter ended March 31, 2014, there were no changes in our internal control over financial reporting identified in connection with the evaluation performed during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Date: May 15, 2014	UNILAVA CORPORATION

	By:	/s/ Baldwin Yung
Baldwin Yung, Chief Executive Officer and Chief Financial Officer (Principal Executive, Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certifications of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certifications of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Extension Presentation Linkbase