Form 10-Q
period 2014-06-30
Unilava Corp
filed 2014-08-18
CIK 923168

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10−Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2014

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

Quarterly Report on Form 10-Q
  Six Months Ended June 30, 2014

TABLE OF CONTENTS

PART I
FINANCIAL INFORMATION

PART I
FINANCIAL INFORMATION

ITEM 1.          FINANCIAL STATEMENTS.

The accompanying consolidated condensed balance sheet of Unilava Corporation at June 30, 2014, the consolidated condensed statements of operations and comprehensive loss for the three and six months ended June 30, 2014 and 2013 and the consolidated condensed statements of cash flows for the six months ended June 30, 2014 and 2013, have been prepared by the Company's management, in conformity with principles generally accepted in the United States of America.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

UNILAVA CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2014 AND 2013

Financial Statements	Page(s)

Consolidated Balance Sheets (Unaudited)	4

Consolidated Statements of Operations and Comprehensive Loss (Unaudited)	5

Consolidated Statements of Cash Flows (Unaudited)	6

Notes to Consolidated Financial Statements (Unaudited)	7-20

   UNILAVA CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2014	2013
ASSETS
CURRENT ASSETS
Cash	$-	$-
Certificates of deposit	28,167	28,151
Accounts receivable, net	270,209	294,150
Other current assets	(25)	(24)

Total current assets	298,352	322,276

Fixed assets, net	1,376,949	1,418,832
Goodwill	383,937	767,873
Other assets	76,972	76,959

TOTAL ASSETS	$2,136,208	$2,585,941

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Bank overdraft	$202,087	$191,446
Accounts payable and accrued expenses	4,444,921	4,129,314
Accounts payable and accrued expenses - related party	215,014	224,142
Deferred rent - current	19,053	18,666
Line of credit	1,651,633	1,651,633
Notes payable	2,186,532	2,099,332
Notes payable - related party	892,173	949,226

TOTAL CURRENT LIABILITIES	9,611,414	9,263,760

Deferred rent - non current	-	-
TOTAL LIABILITIES	9,611,414	9,263,760

STOCKHOLDERS' DEFICIT
Preferred stock, no par value 5,000,000 shares authorized; issued and outstanding 0 and 0 outstanding at March 31, 2014 and December 31, 2013, respectively.	-	-

Common stock, no par value 120,000,000 shares authorized; issued but not outstanding 100,052,888 and 100,052,888, respectively; issued and outstanding 100,051,107 and 100,051,107 at March 31, 2014 and December 31, 2013, respectively.	1,519,074	1,519,074
Common stock payable	-	-
Treasury stock, 1,781 and 1,781 shares at March 31, 2014 and December 31, 2013, respectively	-	-
Accumulated deficit	(8,936,913)	(8,123,937)
Accumulated other comprehensive loss
(Foreign translation adjustment)	(65,937)	(66,191)

STOCKHOLDERS' DEFICIT OF UNILAVA	(7,483,778)	(6,671,054)
Non-controlling interest	8,572	(6,765)

TOTAL STOCKHOLDERS' DEFICIT	(7,475,205)	(6,677,818)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$2,136,208	$2,585,941

SEE ACCOMPANYING NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

UNILAVA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)

	For the Three Months Ended		For the six months ended
	June 30,		June 30,
	2014	2013	2014	2013
Revenue	$507,279	$690,184	$1,051,336	$1,454,080
Cost of revenue	233,262	362,757	600,985	775,407
Gross profit	274,017	327,427	450,351	678,673

Costs and Expenses
Salaries and payroll taxes	208,916	273,305	385,555	543,838
Selling, general & administrative	178,181	351,860	354,216	771,538
Depreciation	20,961	26,961	41,951	60,860
Total costs and expenses	408,059	652,125	781,722	1,376,235

Loss from operations	(134,042)	(324,698)	(331,371)	(697,562)

Other Income (Expense)
Interest income	10	20	20	40
Other income	(0)	24,750	6	24,751
Impairment of goodwill	(383,937)	-	(383,937)	-
Interest expense	(42,470)	(43,243)	(82,359)	(116,552)
Total other income (expense)	(426,397)	(18,474)	(466,269)	(91,761)

Loss before non-controlling interest	(560,439)	(343,172)	(797,640)	(789,323)
Net loss allocable to non-controlling interest	(22,890)	6,270	(15,338)	24,141
Net loss	$(583,328)	$(336,902)	$(812,977)	$(765,183)

Comprehensive loss:
Foreign currency translation adjustment	284	14,464	254	12,364
Total comprehensive loss	$(583,045)	$(322,437)	$(812,725)	$(752,818)

Net loss per common share:
Basic	$(0.01)	$(0.00)	$(0.01)	$(0.01)
Weighted average common shares outstanding:
Basic	100,051,107	100,051,107	100,051,107	100,051,107

SEE ACCOMPANYING NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

UNILAVA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the six months ended
	June 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(812,977)	$(765,183)
Adjustments to reconcile net loss
to net cash used in operating activities:
Shares to be issued for services	-	-
Depreciation and amortization	41,951	58,913
Change in deferred rent	387	(14,071)
Net loss allocated to non-controlling interest	15,338	(24,141)
Impairment of goodwill	383,937	-
CHANGES IN OPERATING ASSETS AND LIABILITIES:
Accounts receivable	23,940	(30,465)
Other current assets	-	(25)
Other assets	-	33,302
Accounts payable and accrued expenses	315,614	537,802
Accounts payable and accrued expenses - related party	(9,127)	-

CASH USED IN OPERATING ACTIVITIES	(40,938)	(203,868)

CASH FLOWS FROM INVESTING ACTIVITIES:
Interest earned on certificates of deposit	(16)	(16)
Proceeds from the sale of assets	(89)	-
Purchase of furniture and equipment	-	(4,494)

CASH USED IN INVESTING ACTIVITIES	(105)	(4,510)

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank overdraft	10,642	98,277
Proceeds from notes payable	245,505	42,500
Repayment of notes payable	(158,305)	(58,595)
Proceeds from line of credit	-	-
Proceeds from related party notes payable	-	158,832
Repayment of related party notes payable	(57,053)	(45,000)

CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	40,789	196,014

EFFECT OF EXCHANGE RATE CHANGES ON CASH	254	12,364
Net DECREASE IN CASH	0	0
CASH, beginning of period	-	-
CASH, end of period	$0	$0

Supplemental disclosure of non-cash investing and financing activities:
Interest paid	$-	$-
Taxes paid	$-	$-

SEE ACCOMPANYING NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

UNILAVA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2014

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
FOR THE SIX MONTHS ENDED JUNE 30, 2014

Note 1 – Organization (Continued)

On November 12, 2008, TelavaNV formed Telava Mobile, Inc. (“TM”) as a 80% majority-owned subsidiary for the purpose of entering the mobile services businesses offering prepaid mobile calling cards and unlimited mobile services throughout the United States of America.

Note 2 – Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplate continuation of the Company as a going concern.  The Company has recently sustained operating losses and has an accumulated deficit of $8,936,913 at June 30, 2014.  In addition, the Company has negative working capital of $9,313,062 at June 30, 2014.

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

The accompanying unaudited consolidated financial statements as of June 30, 2014 and for the three and six month periods ended June 30, 2014 and 2013 have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and of Regulation S-X.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the Securities and Exchange Commission’s rules and regulations. In the opinion of management, these unaudited consolidated interim financial statements include all adjustments and disclosures considered necessary to a fair statement of the results for the interim periods presented.  All adjustments are of a normal recurring nature.  The results of operations for the six months ended June 30, 2014 are not necessarily indicative of the results for the full fiscal year ending December 31, 2014.

You should read this discussion in conjunction with the consolidated financial statements, accompanying notes and management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2013.

UNILAVA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2014

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

Cash and Cash Equivalents

This includes all short-term highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less.  The Company has a restricted cash balance of $28,167 and $28,151 on June 30, 2014 and December 31, 2013, respectively, which is comprised of Certificates of Deposit.   The restricted cash is held in certificates of deposit at various banking institutions.  The Company is expected to maintain the amounts in the certificates of deposit per agreements with certain vendors.

Accounts Receivable

Accounts receivable are reported at the customers' outstanding balances less any allowance for doubtful accounts. Interest is not accrued on overdue accounts receivable.  The Company evaluates receivables on a regular basis for potential reserve.

UNILAVA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2014

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

Goodwill consisted of $383,937 and $767,873 as of June 30, 2014 and December 31, 2013, respectively, as a result of the IBFA purchase as disclosed in the Company’s December 31, 2010 Form 10-K. As of June 30, 2014, the Company analyzed the goodwill value and determined that an impairment of the value was appropriate. Accordingly, we recorded an Impairment expense of $383,937, which is reflected in the accompanying Statements of Operations.

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
FOR THE SIX MONTHS ENDED JUNE 30, 2014

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
FOR THE SIX MONTHS ENDED JUNE 30, 2014

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

Advertising Costs

The Company incurs advertising costs that are not considered direct response advertising and are expensed when incurred.  For the three months ended June 30, 2014 and 2013, the Company incurred approximately none, respectively, in marketing and advertising expense. For the six months ended June 30, 2014 and 2013, the Company incurred approximately $17 and $22, respectively, in marketing and advertising expense.

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
FOR THE SIX MONTHS ENDED JUNE 30, 2014

Note 3 - Summary of Significant Accounting Policies (Continued)

Earnings Per Common Share

The Company reports both basic and diluted earnings per share.  Basic earnings per share are calculated using the weighted average number of common shares outstanding in the period.  Diluted earnings per share includes potentially dilutive securities such as outstanding options and warrants using the “treasury stock” method and convertible securities using the “if-converted” method. For the periods ended June 30, 2014 and December 31, 2013, there were no potential common equivalent shares used in the calculation of dilutive weighted average common shares outstanding as the effect would be anti-dilutive because of the net loss.

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

Recent Accounting Pronouncements

The Company has evaluated the recent accounting pronouncements through June 30, 2014 and believes that none of them will have a material effect on the Company’s financial statements.

Concentrations of Credit Risk

The Company has maintained balances in excess of federally insured limits from time to time during the fiscal year.  Management periodically reviews the adequacy and strength of the financial institutions and deems this to be an acceptable risk.

For the three months ended June 30, 2014 and 2013, approximately 2.49% and 19.65% of the Company's net sales were made to customers outside the United States. For the six months ended June 30, 2014 and 2013, approximately 2.29% and 19.97% of the Company's net sales were made to customers outside the United States.

Reclassification

Certain reclassifications have been made to prior years’ financial statements to conform to the current year presentation.  These reclassifications had no effect on previously reported results of operations or accumulated deficit.

UNILAVA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2014
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

Note 5 – Fixed Assets

Property and equipment consisted of the following at June 30, 2014 and December 31, 2013:

	June 30, 2014	December 31, 2013
Microwave towers	$1,949,019	$1,949,019

Computer equipment	232,863	232,863

Furniture & equipment	115,243	114,227

Software	35,858	35,858

Tenant improvements	197,615	186,949
	2,530,598	2,518,916
Accumulated depreciation	(1,153,649)	(1,100,084)

Fixed assets, net	$1,376,949	$1,418,832

Depreciation expense for the three months ended June 30, 2014 and 2013 was $20,961 and $26,961, respectively. Depreciation expense for the six months ended June 30, 2014 and 2013 was $41,951 and $60,860, respectively.

UNILAVA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2014
Note 6 – Line of Credit and Notes Payable

As of June 30, 2014, the amount, maturity date and term of each of our loans were as follows:

Lender	Principal Amount	Interest Rate	Maturity Date
Thermo Credit LLC	$1,651,632	17.00%	January 17, 2011
AHAP	40,000	Various	Upon Demand
Brilliant Capital	996,421	8.00%	Upon Demand
InfoCity, LLC and Others	1,130,111	8.00%	Upon Demand
WC Fund	20,000	8.00%	Upon Demand
Dr. Dicken Yung (related party)	226,782	0.00%	Upon Demand
Baldwin Yung (related party)	326,200	0.00%	Upon Demand
Boaz Yung (related party)	1,125	0.00%	Upon Demand
Cherie Yung (related party)	338,066	0.00%	Upon Demand
	$4,730,337

As of December 31, 2013, the amount, maturity date and term of each of our loans were as follows:

Lender	Principal Amount	Interest Rate	Maturity Date
Thermo Credit LLC	$1,651,632	17.00%	January 17, 2011
AHAP	40,000	Various	Upon Demand
Brilliant Capital	916,421	8.00%	Upon Demand
InfoCity, LLC and Others	1,142,911	8.00%	Upon Demand
Dr. Dicken Yung (related party)	256,431	0.00%	Upon Demand
Baldwin Yung (related party)	337,700	0.00%	Upon Demand
Boaz Yung (related party)	1,125	0.00%	Upon Demand
Cherie Yung (related party)	353,970	0.00%	Upon Demand
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

Note 7 – Stockholders’ Equity (Deficit)

Preferred Stock

The Company has authorized 5,000,000 shares of no par value preferred stock available for issuance.  No shares of preferred stock are outstanding as of June 30, 2014 and December 31, 2013.  Commensurate with the merger, the Company converted the former IWI Holdings outstanding Preferred Stock of 3,664,880 shares into 45,000,000 shares of common stock.

UNILAVA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2014

Note 7 – Stockholders’ Equity (Deficit) (Continued)

Common Stock

The authorized common stock is 120,000,000 shares at no par value.  As of June 30, 2014 and December 31, 2013, the Company had 100,052,888 and 100,052,888 shares of common stock issued but not outstanding, respectively.  The Company had 100,051,107 and 100,051,107 shares of common stock issued and outstanding, as of June 30, 2014 and December 31, 2013, respectively.  As of June 30, 2014 and December 31, 2013, the Company had 1,781 and 1,781 shares of treasury stock.

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

For the three months ended June 30, 2014

	Advertising Solutions	Wireless	Wireline	Other	Elimination	Consolidated
Revenue from external customers	$11,470	$188,277	$307,531	$-	$-	$507,279
Cost of revenue	-	52,999	180,263	-	-	233,262
Gross profit	11,470	135,278	127,268	-	-	274,017

Operations and support expenses	196,793	17,343	170,392	2,570	-	387,097
Depreciation and amortization	1,267	19,322	372	-	-	20,961

Total segment operating expenses	198,060	36,665	170,764	2,570	-	408,059

Segment operating income	(186,590)	98,613	(43,495)	(2,570)	-	(134,042)

Total other income (expense)	(367,174)	(16,295)	(42,927)	-	-	(426,396)

Net loss allocable to minority interest	-	(22,890)	-	-	-	(22,890)

Segment income before income taxes	$(553,764)	$59,429	$(86,422)	$(2,570)	$-	$(583,327)

Segment assets	$1,574,784	$1,430,019	$332,778	$341,000	$(1,542,371)	$2,136,209

UNILAVA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2014

Note 7 – Stockholders’ Equity (Deficit) (Continued)

For the three months ended June 30, 2013:

	Advertising Solutions	Wireless	Wireline	Other	Elimination	Consolidated
Revenue from external customers	$135,625	$197,092	$357,467	$-	$-	$690,184
Cost of revenue	1,129	163,080	198,549	-	-	362,758
Gross profit	134,496	34,012	158,918	-	-	327,426

Operations and support expenses	465,206	14,624	141,907	3,428	-	625,164
Depreciation and amortization	7,267	19,322	372	-	-	26,961

Total segment operating expenses	472,473	33,946	142,278	3,428	-	652,125

Segment operating income	(337,977)	66	16,640	(3,428)	-	(324,699)

Total other income (expense)	848	(16,339)	(2,983)	-	-	(18,474)

Net loss allocable to minority interest	-	6,270	-	-	-	6,270

Segment income before income taxes	$(337,129)	$(10,003)	$13,657	$(3,428)	$-	$(336,903)

Segment assets	$1,977,407	$1,524,734	$374,102	$682,000	$(1,952,137)	$2,606,106

For the six months ended June 30, 2014:

	Advertising Solutions	Wireless	Wireline	Other	Elimination	Consolidated
Revenue from external customers	$24,123	$387,542	$639,670	$-	$-	$1,051,336
Cost of revenue	-	225,786	375,199	-	-	600,985
Gross profit	24,123	161,756	264,471	-	-	450,351

Operations and support expenses	401,561	29,375	304,631	4,205	-	739,771
Depreciation and amortization	2,563	38,645	743	-	-	41,951

Total segment operating expenses	404,124	68,020	305,374	4,205	-	781,723

Segment operating income	(380,001)	93,736	(40,902)	(4,205)	-	(331,372)

Total other income (expense)	(390,763)	(32,589)	(42,918)	-	-	(466,270)

Net loss allocable to minority interest	-	(15,338)	-	-	-	(15,338)

Segment income before income taxes	$(770,764)	$45,810	$(83,820)	$(4,205)	$-	$(812,979)

Segment assets	$1,574,784	$1,430,019	$332,778	$341,000	$(1,542,371)	$2,136,209

UNILAVA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2014

Note 7 – Stockholders’ Equity (Deficit) (Continued)

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

Note 9 –Commitments

A portion of our facilities are under operating leases that expire at various dates through 2014.  Rent expense was $22,111 and $106,121 for the three months ended June 30, 2014 and 2013, respectively. Rent expense was $52,519 and $263,261 for the six months ended June 30, 2014 and 2013, respectively.

Minimum rental commitments under all non-cancelable leases with an initial term in excess of one year were as follows as of June 30, 2014:

Year Payable	Amount
2014	$194,524
2015	27,910
2016 and Thereafter	7,910
Total	$252,455

UNILAVA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2014

Note 10 – Litigation

As of June 30, 2014, we had no material pending legal proceedings, except for the following.

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

Note 11 – Related Party Transactions

As of June 30, 2014, Dicken Yung, Chairman, had a loan balance of $226,782 and $31,859 as outstanding accounts payable which is still owed by the Company. The amounts are due on demand and bear no interest.  During the six months ended June 30, 2014, the Company repaid $29,649.  As of June 30, 2014 and 2013, the balance owed was $231,611 and $268,472, respectively.

As of June 30, 2014, Baldwin Yung, CEO, had a loan balance of $326,200 and $56,707 as outstanding accounts payable which is still owed by the Company.  The amounts are due on demand and bear no interest. During the six months ended June 30, 2014, the Company repaid $11,500. As of June 30, 2014 and 2013, the balance owed was $326,200 and $387,500, respectively.

As of June 30, 2014, Boaz Yung, EVP, had a loan balance of $1,125 and $8,739 as outstanding accounts payable which is still owed by the Company.  The amounts are due on demand and bear no interest.  As of June 30, 2014 and 2013, the balance owed was $1,125 and $1,125.

As of June 30, 2014, Cherie Yung, Director, had a loan balance of $338,066 and $136,558, as outstanding accounts payable which is still owed by the Company.  During the six months ended June 30, 2014, the Company repaid $16,721. As of June 30, 2014 and 2013, the balance owed was $338,066 and $320,300, respectively.

There were no other related party transactions in 2014.

UNILAVA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2014

Note 12 – Subsequent Events

The Company has an outstanding line of credit facility with Thermo Credit LLC (“Thermo Credit”) which is currently in default.  Due to the default of the credit facility between the company and Thermo Credit LLC.  A UCC1 Auction was held on July 24, 2014.  The final sale price of IBFA was approximately $550,000.00 for all of the assets of IBFA, excluding (1) cash and (2) local dial tone service.  The sale was conducted in two lots, the first lot included all of the assets except cash – there were no bidders for the lot including the dial tone service, so the sale proceeded to the second lot – all of the assets of IBFA, excluding cash and local dial tone service.  This was bid up to $430,000.00 (the final sale price).

The winning bidder was First Choice Technology – which was represented at the sale by the receiver Scott Howsare.  There were two other qualified bidders, but only Wholesale Carrier Service and First Choice Technology bid on IBFA

The Company signed a Memorandum of Understanding on December 7, 2009 to acquire an 80% interest in China Dragon Telecom Limited ("China Dragon Telecom") and its affiliates based in Hong Kong, China. The negotiations and execution of definitive agreements, regulatory approval and the performance of other customary conditions is expected to be completed in end-2012 due to additional audit procedures that are needed to issue the audited financials of China Dragon Telecom. As of March 31, 2014, China Dragon Telecom was still being audited by an accounting firm.

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

Our goal is to become a leading provider of communications services in the United States and the world. We offer our services and products to consumers, businesses, and other providers in the U.S. and worldwide. The services and products that we offer vary by market, and include:  wireless communications, local exchange services, long-distance services, data/broadband and Internet services, video services telecommunications equipment, wholesale services and directory advertising and publishing. We group our operating subsidiaries as follows, corresponding to our operating segments for financial reporting purposes:

·	Wireless subsidiaries provide both wireless voice and data communications services across the U.S. and, through agreements, in a substantial number of foreign countries;
·	Wireline subsidiaries provide primarily landline voice and data communication services, high-speed broadband and voice services;
·	Advertising solutions subsidiaries publish Local Area Yellow Pages directories and sell directory advertising and Internet-based advertising and local search; and

The following summarizes certain key financial information for the fiscal quarter ended June 30, 2014.

·	Total Sales: Total Sales were $507,279 for the three months ended June 30, 2014, a decrease of $182,905, or 27%, from $690,184 for the same period last year.

·
Gross Profit and Margin: Gross profit was $274,017 for the three months ended June 30, 2014, a decrease of $53,410, or 16%, from $327,427 for the same period last year. Gross margin was 54% for the three months ended June 30, 2014, as compared to 47% for the same period last year.

·	Net Loss: Net loss was $583,328 for the three months ended June 30, 2014, an increase of $246,4207, or approximately 115%, from $336,902 for the same period of last year.

·	Basic net income per share: Basic net loss per share was approximately $0.00 for the three months ended June 30, 2014, as compared to approximately $0.00 for the same period last year.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Results of Operations

Comparison of Three Months Ended June 30, 2014 and 2013

The following table shows key components of our results of operations during the three months ended June 30, 2014 and 2013, in both dollars and as a percentage of our total sales.

U.S. dollars, except percentages	Three Months Ended June 30, 2014		Three Months Ended June 30, 2013
		Percent of		Percent of
	Dollars	Total Sales	Dollars	Total Sales
Total sales	$507,729	100%	$690,184	100%
Cost of sales	233,362	46%	362,757	53%
Gross profit	274,017	54%	327,427	47%

Salaries and payroll	208,916	41%	273,305	40%
Depreciation and amortization	20,961	4%	26,961	4%
Selling, general and administrative expenses	178,181	35%	351,860	51%
Income (loss) from operations	(134,042)	(26)%	(324,698)	(47)%

Other income (expense)	(426,397)	(84)%	(18,474)	(3)%
Loss before non-controlling interest	(560,439)	(110)%	(343,172)	(50)%
Net loss allocable to non-controlling interest	(22,890)	(5)%	6,270	1%
Net loss	$(583,328)	(115)%	$(336,902)	(47)%

Total Sales . Our total sales decreased 27% to $507,279 in the three months ended June 30, 2014 from $690,184 in the same period last year, primarily as a result of a decrease in sales in our online advertising business and attrition of customer base of a subsidiary.

Cost of sales . Our cost of sales decreased 36% to $233,262 in the three months ended June 30, 2014, from $362,757 in the same period last year, mainly due to a proportional decrease in our sales associated with our marketing campaign and training costs for our underperforming marketing centers during the 2014 period.

Gross profit and gross profit margin . Our gross profit decreased 16% to $274,017 in the three months ended June 30, 2014, from $327,427 in the same period last year. The gross profit margin (gross profit as a percentage of total sales) was 54% for the three months ended June 30, 2014 and 47% for the three months ended June 30, 2013. The decrease in the gross profit margin was primarily due to a decrease in overall sales.

Salaries and payroll.   Our salaries and payroll expenses decreased 24% to $208,916 in the three months ended June 30, 2014 from $273,305 in the same period last year, mainly due to a continued reduction in personnel and related payroll expenses during the 2014 period.

Selling, general and administrative expenses. Our selling, general and administrative expenses decreased 49% to $178,181 in the three months ended June 30, 2014, from $351,860 in the same period last year, mainly due to an active management of our administrative costs to eliminate unnecessary expenses in connection with our operations.

Other income and expenses. Interest expense decreased 2% to $42,470 in the three months ended June 30, 2014, from $43,243 in the same period in 2013, primarily due to a decrease in loan interest associated with the Thermo Credit LLC loan.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Comparison of Three Months Ended June 30, 2014 and 2013 - continued

Income taxes. Income taxes remained flat at zero dollars in the three months ended June 30, 2014 from the same period in 2013, mainly due to recurring losses.

Net loss. As a result of the foregoing reasons, net loss decreased 41% to $199,392 in the three months ended June 30, 2014, from $336,902 in the same period last year.

Segment Data

Net (loss) for the advertising solutions segment decreased 37% to $(212,764) in the three months ended June 30, 2014, from $(337,129) in the same period last year, mainly due to an increase in our operations support areas, less efforts in direct marketing and higher attrition ratio.

Total assets for the advertising solutions segment decreased 20% to $1,574,784 as of June 30, 2014 from $1,977,407 as of June 30, 2013, mainly due to decrease in receivables from intercompany accounts.

Net (loss) for the wireless segment increased 694% to $(59,429) in the three months ended June 30, 2014, from net loss of $(10,003) in the same period last year, mainly due to increases in costs associated with the increased sales.

Total assets for the wireless segment decreased 6% to $1,430,019 as of June 30, 2014, from $1,524,734 as of June 30, 2013, mainly due to amortization on tower assets.

Net income for the wireline segment decreased 418% to $(43,485) in the three months ended June 30, 2014, from $13,656 in the same period last year, mainly due to a decrease in marketing of wireless marketing and operating costs.

Total assets for the wireline segment increased 0.43% to $375,714 as of June 30, 2014, from $374,102 as of June 30, 2013, mainly due to capital assets purchased for the Companies new offices and leasehold improvements.

Comparison of Six Months Ended June 30, 2014 and 2013

The following table shows key components of our results of operations during the six months ended June 30, 2014 and 2013, in both dollars and as a percentage of our total sales.

U.S. dollars, except percentages	Six Months Ended June 30, 2014		Six Months Ended June 30, 2013
		Percent of		Percent of
	Dollars	Total Sales	Dollars	Total Sales
Total sales	$1,051,336	100%	$1,454,080	100%
Cost of sales	600,985	46%	775,407	53%
Gross profit	450,351	54%	678,673	47%

Salaries and payroll	385,555	41%	543,838	37%
Depreciation and amortization	41,951	4%	60,860	4%
Selling, general and administrative expenses	354,216	35%	771,538	53%
Income (loss) from operations	(331,371)	(26)%	(697,562)	(48)%

Other income (expense)	(466,269)	(8)%	(91,761)	(6)%
Loss before non-controlling interest	(797,640)	(35)%	(789,323)	(53)%
Net loss allocable to non-controlling interest	(15,338)	(5)%	24,141	2%
Net loss	$(812,977)	(39)%	$(765,183)	(53)%

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Comparison of Six Months Ended June 30, 2014 and 2013 - continued

Total Sales . Our total sales decreased 28% to $1,051,336 in the six months ended June 30, 2014 from $1,454,080 in the same period last year, primarily as a result of a decrease in sales in our online advertising business and attrition of customer base of a subsidiary.

Cost of sales . Our cost of sales decreased 22% to $600,985 in the six months ended June 30, 2014, from $775,407 in the same period last year, mainly due to a proportional decrease in our sales associated with our marketing campaign and training costs for our underperforming marketing centers during the 2014 period.

Gross profit and gross profit margin . Our gross profit decreased 34% to $450,351 in the six months ended June 30, 2014, from $678,673 in the same period last year. The gross profit margin (gross profit as a percentage of total sales) was 43% for the six months ended June 30, 2014 and 47% for the six months ended June 30, 2013. The decrease in the gross profit margin was primarily due to a decrease in overall sales.

Salaries and payroll.   Our salaries and payroll expenses decreased 29% to $385,555 in the six months ended June 30, 2014 from $543,838 in the same period last year, mainly due to a reduction in personnel and related payroll expenses during the 2014 period.

Selling, general and administrative expenses . Our selling, general and administrative expenses decreased 54% to $354,216 in the six months ended June 30, 2014, from $771,538 in the same period last year, mainly due to an active management of our administrative costs to eliminate unnecessary expenses in connection with our operations.

Other income and expenses . Interest expense decreased 29% to $82,359 in the six months ended June 30, 2014, from $116,552 in the same period in 2013, primarily due to an decrease in loan interest associated with the Thermo Credit LLC loan.

Income taxes . Income taxes remained flat at zero dollars in the six months ended June 30, 2014 from the same period in 2013, mainly due to recurring losses.

Net loss . As a result of the foregoing reasons, net loss increased 6% to $812,977 in the six months ended June 30, 2014, from $765,183 in the same period last year.

Segment Data

Net (loss) for the advertising solutions segment decreased 5% to $(770,764) in the six months ended June 30, 2014, from $(731,977) in the same period last year, mainly due to a decrease in sales, less efforts in direct marketing and higher attrition ratio.

Total assets for the advertising solutions segment decreased 20% to $1,574,784 as of June 30, 2014 from $1,977,407 as of June 30, 2013, mainly due to decrease in  receivables from intercompany accounts.

Net (loss) for the wireless segment decreased 170% to $(83,820) in the six months ended June 30, 2014, from net loss of $(65,586) in the same period last year, mainly due to increases in costs associated with the increased sales.

Total assets for the wireless segment decreased less than 6% to $1,430,019 as of June 30, 2014, from $1,524,734 as of June 30, 2013, mainly due to amortization on tower assets.

Net (loss) for the wireline segment decreased 205% to $40,883 in the six months ended June 30, 2014, from $38,836 in the same period last year, mainly due to an decrease in marketing of wireless marketing and operating costs.

Total assets for the wireline segment increased less than 1% to $375,714 as of June 30, 2014, from $374,102 as of June 30, 2013, mainly due to impairment of goodwill during the year ended December 31, 2012.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Liquidity and Capital Resources

As of June 30, 2014, we had cash and cash equivalents of approximately $28,167. The following table provides a summary of our net cash flows from operating, investing, and financing activities. To date, we have financed our operations primarily through net cash flow from operations, augmented by short-term bank and personal borrowings and equity contributions by our shareholders.

U.S. Dollars	Six Months Ended June 30,
	2014	2013
Net cash provided by (used in) operating activities	$(40,938)	$(203,868)
Net cash provided by (used in) investing activities	(105)	(4,510)
Net cash provided by (used in) financing activities	40,789	196,014
Net increase in cash and cash equivalents	$--	$--

Operating Activities

Net cash provided by/ (used in) operating activities was $(40,938) in the six months ended June 30, 2014, compared with $(203,868) used in operating activities in the same period last year. Net loss after adjustment for noncash items was $371,365 in the six months ended June 30, 2014.  This decrease was primarily due to increased operating and legal costs of underperforming subsidiaries.

Investing Activities

Net cash used in investing activities in the six months ended June 30, 2014 was $105, compared with $4,510 used in investing activities in the same period last year. The decrease was mainly due to purchases of equipment in the previous years period.

Financing Activities

Net cash provided by/ (used in) financing activities in the six months ended June 30, 2014 was $40,789, compared with $196,014 of net cash provided by financing activities in the same period in 2013. The decrease in net cash provided by financing activities was mainly due to cash proceeds from unrelated third-party loans and proceeds from related party loans offset by a repayment of the related party loans.

Capital Expenditures

Our capital expenditures for the six months ended June 30, 2014 and 2013 were none and $4,494, respectively. As of June 30, 2014, we had cash and cash equivalents of $28,167, primarily consisting of demand deposits.

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

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Loan Commitments

As of June 30, 2014, the amount, maturity date and term of each of our loans were as follows:

Lender	Principal Amount	Interest Rate	Maturity Date
Thermo Credit LLC	$1,651,632	17.00%	January 17, 2011
AHAP	40,000	Various	Upon Demand
Brilliant Capital	996,421	8.00%	Upon Demand
InfoCity, LLC and Others	1,130,111	8.00%	Upon Demand
WC Fund	20,000	8.00%	Upon Demand
Dr. Dicken Yung (related party)	226,782	0.00%	Upon Demand
Baldwin Yung (related party)	326,200	0.00%	Upon Demand
Boaz Yung (related party)	1,125	0.00%	Upon Demand
Cherie Yung (related party)	338,066	0.00%	Upon Demand
	$4,730,337

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

Due to default of the credit facility between the company and Thermo Credit LLC.  A UCC1 Auction was held on July 24, 2014.  The final sale price of IBFA was approximately $550,000.00 for all of the assets of IBFA, excluding (1) cash and (2) local dial tone service.  The sale was conducted in two lots, the first lot included all of the assets except cash – there were no bidders for the lot including the dial tone service, so the sale proceeded to the second lot – all of the assets of IBFA, excluding cash and local dial tone service.  This was bid up to $430,000.00 (the final sale price).

The winning bidder was First Choice Technology – which was represented at the sale by the receiver Scott Howsare.  There were two other qualified bidders, but only Wholesale Carrier Service and First Choice Technology bid on IBFA.

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

We have a $2,000,000 revolving line of credit with the Thermo Credit LLC, pursuant to a credit agreement, dated July 17, 2010, between the Company and the bank. This revolving line of credit is guaranteed/secured by the all of the assets of the Company including cash, accounts receivable and fixed assets. The credit agreement had certain debt covenants that the Company did not comply with during the quarters ended June 30, 2014 and 2013.  The first covenant was that the Company must maintain a ratio of cash flow to scheduled principal payments plus all accrued interest payments on funded debt of not less than 1 to 1 as of the end of each fiscal quarter.  The second covenant was that the Company must maintain a tangible net worth of not less than $0 as of the last day of each fiscal quarter.  The credit agreement terminated on January 17, 2011, the line is in default and as such cash proceeds from the Company’s receivables and sale of assets have been directed to serve as collateral.

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

As required by Rule 13a-15(e), our management has carried out an evaluation, with the participation and under the supervision of our Chief Executive Officer and Chief Financial Officer, Mr. Baldwin Yung, of the effectiveness of the design and operation of our disclosure controls and procedures, as of June 30, 2014. Based upon, and as of the date of this evaluation, Mr. Yung, determined that, for the reasons disclosed below, as of June 30, 2014, and as of the date of this Report, our disclosure controls and procedures were not effective.

ITEM 4.	CONTROLS AND PROCEDURES - continued

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as based on framework established in Internal Control Integrated Framework issued by the committee of Sponsoring Organizations of the Treadway Commission (COSO) as of June 30, 2014. During our management’s review of our internal control over financial reporting as of June 30, 2014, our management identified the following material weaknesses in the company’s internal control over financial reporting:

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

Changes in Internal Control Over Financial Reporting

During the quarter ended June 30, 2014, there were no changes in our internal control over financial reporting identified in connection with the evaluation performed during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Date: August 18, 2014	UNILAVA CORPORATION

	By:	/s/ Baldwin Yung
Baldwin Yung, Chief Executive Officer and Chief Financial Officer (Principal Executive, Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certifications of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certifications of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Extension Presentation Linkbase