Form 10-Q
period 2014-09-30
Unilava Corp
filed 2014-12-19
CIK 923168

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10−Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2014

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

The number of shares outstanding of each of the issuer’s classes of common stock, as of December 9, 2014 is as follows:

Class of Securities	Shares Outstanding
Common stock, no par value	100,051,107

Quarterly Report on Form 10-Q
  Nine Months Ended September 30, 2014

TABLE OF CONTENTS

PART I
FINANCIAL INFORMATION

PART I
FINANCIAL INFORMATION

ITEM 1.          FINANCIAL STATEMENTS.

The accompanying consolidated condensed balance sheet of Unilava Corporation at September 30, 2014, the consolidated condensed statements of operations and comprehensive loss for the three and nine months ended September 30, 2014 and 2013 and the consolidated condensed statements of cash flows for the nine months ended September 30, 2014 and 2013, have been prepared by the Company's management, in conformity with principles generally accepted in the United States of America.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

UNILAVA CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

Financial Statements	Page(s)

Consolidated Balance Sheets (Unaudited)	4

Consolidated Statements of Operations and Comprehensive Loss (Unaudited)	5

Consolidated Statements of Cash Flows (Unaudited)	6

Notes to Consolidated Financial Statements (Unaudited)	7-19

UNILAVA CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2014	2013
ASSETS
CURRENT ASSETS
Cash	$-	$-
Certificates of deposit	6,049	28,151
Accounts receivable, net	94,868	294,150
Other current assets	(24)	(24)

Total current assets	100,894	322,276

Fixed assets, net	1,355,393	1,418,832
Goodwill	-	767,873
Other assets	11,666	76,959

TOTAL ASSETS	$1,467,951	$2,585,941

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Bank overdraft	$256,030	$191,446
Accounts payable and accrued expenses	4,593,045	4,129,314
Accounts payable and accrued expenses - related party	215,014	224,142
Deferred rent - current	19,053	18,666
Line of credit	1,082,034	1,651,633
Notes payable	2,194,855	2,099,332
Notes payable - related party	890,055	949,226

TOTAL CURRENT LIABILITIES	9,250,086	9,263,760

Deferred rent - non current	-	-
TOTAL LIABILITIES	9,250,086	9,263,760

STOCKHOLDERS' DEFICIT
Preferred stock, no par value 5,000,000 shares authorized; issued and outstanding 0 and 0 outstanding at June30, 2014 and December 31, 2013, respectively.	-	-

Common stock, no par value 120,000,000 shares authorized; issued but not outstanding 100,052,888 and 100,052,888, respectively; issued and outstanding 100,051,107 and 100,051,107 at June30, 2014 and December 31, 2013, respectively.	1,519,074	1,519,074
Common stock payable	-	-
Treasury stock, 1,781 and 1,781 shares at June 30, 2014 and December 31, 2013, respectively	-	-
Accumulated deficit	(9,269,362)	(8,123,937)
Accumulated other comprehensive loss
(Foreign translation adjustment)	(53,766)	(66,191)

STOCKHOLDERS' DEFICIT OF UNILAVA	(7,804,055)	(6,671,054)
Non-controlling interest	21,920	(6,765)

TOTAL STOCKHOLDERS' DEFICIT	(7,782,135)	(6,677,818)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,467,951	$2,585,941

SEE ACCOMPANYING NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

UNILAVA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)

	For the Three Months Ended		For the nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
Revenue	$457,395	$666,133	$1,508,731	$2,120,213
Cost of revenue	196,857	444,838	797,842	1,220,245
Gross profit	260,538	221,295	710,889	899,968

Costs and Expenses
Salaries and payroll taxes	161,096	242,449	546,651	786,287
Selling, general & administrative	127,836	244,228	482,052	1,015,766
Depreciation	19,323	16,066	61,274	76,926
Total costs and expenses	308,255	502,743	1,089,976	1,878,979

Loss from operations	(47,717)	(281,448)	(379,087)	(979,011)

Other Income (Expense)
Interest income	1	18	21	58
Other income	(0)	60,000	6	84,751
Gain on disposal of assets	-	-	-	-
Impairment of goodwill	(383,936)	-	(767,873)	-
Gain on sale of assets	155,981	-	155,981	-
Interest expense	(43,430)	(231,721)	(125,789)	(348,273)
Other expense	-	-	-	-
Total other income (expense)	(271,385)	(171,703)	(737,654)	(263,462)

Loss before non-controlling interest	(319,101)	(453,151)	(1,116,740)	(1,242,473)
Net loss allocable to non-controlling interest	(13,347)	432	(28,685)	24,573
Net loss	$(332,449)	$(452,719)	$(1,145,426)	$(1,217,901)

Comprehensive loss:
Foreign currency translation adjustment	12,171	19,972	12,425	32,336
Total comprehensive loss	$(320,278)	$(432,747)	$(1,133,002)	$(1,185,565)

Net loss per common share:
Basic	$(0.00)	$(0.00)	$(0.01)	$(0.01)
Weighted average common shares outstanding:
Basic	100,051,107	100,051,107	100,051,107	100,051,107

SEE ACCOMPANYING NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

UNILAVA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the nine months ended
	September 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,145,426)	$(1,217,901)
Adjustments to reconcile net loss
to net cash used in operating activities:
Loss on Auction sale of assets	404,657	-
Depreciation and amortization	43,205	76,239
Change in deferred rent	387	(18,724)
Net loss allocated to non-controlling interest	28,685	(24,573)
Impairment of goodwill	767,873	-
CHANGES IN OPERATING ASSETS AND LIABILITIES:
Accounts receivable	(29,713)	(15,312)
Other current assets	-	(1)
Other assets	-	33,137
Accounts payable and accrued expenses	463,738	995,650
Accounts payable and accrued expenses - related party	(9,127)	-

CASH USED IN OPERATING ACTIVITIES	524,279	(171,485)

CASH FLOWS FROM INVESTING ACTIVITIES:
Interest earned on certificates of deposit	(16)	(24)
Proceeds from the sale of assets	-	-
Purchase of furniture and equipment	-	(5,856)

CASH USED IN INVESTING ACTIVITIES	(16)	(5,880)

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank overdraft	(3,442)	103,867
Proceeds from notes payable	256,643	45,000
Repayment of notes payable	(730,718)	(78,595)
Proceeds from line of credit	-	-
Proceeds from related party notes payable	-	174,943
Repayment of related party notes payable	(59,171)	(100,187)

CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(536,688)	145,028

EFFECT OF EXCHANGE RATE CHANGES ON CASH	12,425	32,336
Net DECREASE IN CASH	0	-
CASH, beginning of period	-	-
CASH, end of period	$0	$-

Supplemental disclosure of non-cash investing and financing activities:
Interest paid	$-	$-
Taxes paid	$-	$-

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

UNILAVA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2014

Note 2 – Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplate continuation of the Company as a going concern.  The Company has recently sustained operating losses and has an accumulated deficit of $9,269,362 at September 30, 2014.  In addition, the Company has negative working capital of $9,149,192 at September 30, 2014.

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

The accompanying unaudited consolidated financial statements as of September 30, 2014 and for the three and nine month periods ended September 30, 2014 and 2013 have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and of Regulation S-X.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the Securities and Exchange Commission’s rules and regulations. In the opinion of management, these unaudited consolidated interim financial statements include all adjustments and disclosures considered necessary to a fair statement of the results for the interim periods presented.  All adjustments are of a normal recurring nature.  The results of operations for the nine months ended September 30, 2014 are not necessarily indicative of the results for the full fiscal year ending December 31, 2014.

You should read this discussion in conjunction with the consolidated financial statements, accompanying notes and management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2013.

UNILAVA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2014

Note 3 - Summary of Significant Accounting Policies - continued

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

Cash and Cash Equivalents

This includes all short-term highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less.  The Company has a restricted cash balance of $6,049 and $28,151 on September 30, 2014 and December 31, 2013, respectively, which is comprised of Certificates of Deposit.   The restricted cash is held in certificates of deposit at various banking institutions.  The Company is expected to maintain the amounts in the certificates of deposit per agreements with certain vendors.

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

Note 3 - Summary of Significant Accounting Policies - continued

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

Goodwill consisted of none and $767,873 as of September 30, 2014 and December 31, 2013, respectively, as a result of the IBFA purchase as disclosed in the Company’s December 31, 2010 Form 10-K. As of September 30, 2014, the Company analyzed the goodwill value and determined that an impairment of the value was appropriate. Accordingly, we recorded an Impairment expense of $767,873, which is reflected in the accompanying Statements of Operations.

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

UNILAVA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2014

Note 3 - Summary of Significant Accounting Policies - continued

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

UNILAVA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2014

Note 3 - Summary of Significant Accounting Policies - continued

Advertising Costs

The Company incurs advertising costs that are not considered direct response advertising and are expensed when incurred.  For the three months ended September 30, 2014 and 2013, the Company incurred approximately none and $1,474, respectively, in marketing and advertising expense. For the nine months ended September 30, 2014 and 2013, the Company incurred approximately $17 and $1,496, respectively, in marketing and advertising expense.

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

Earnings Per Common Share

The Company reports both basic and diluted earnings per share.  Basic earnings per share are calculated using the weighted average number of common shares outstanding in the period.  Diluted earnings per share includes potentially dilutive securities such as outstanding options and warrants using the “treasury stock” method and convertible securities using the “if-converted” method. For the periods ended September 30, 2014 and December 31, 2013, there were no potential common equivalent shares used in the calculation of dilutive weighted average common shares outstanding as the effect would be anti-dilutive because of the net loss.

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

UNILAVA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2014

Note 3 - Summary of Significant Accounting Policies - continued

Other Comprehensive Income (Loss)

Comprehensive income/(loss) consists of net income and other gains and losses affecting stockholders’ equity that, under generally accepted accounting principles are excluded from net income.  For the Company, such items consist solely of foreign currency translation gains and losses.

Recent Accounting Pronouncements

The Company has evaluated the recent accounting pronouncements through September 30, 2014 and believes that none of them will have a material effect on the Company’s financial statements.

Concentrations of Credit Risk

The Company has maintained balances in excess of federally insured limits from time to time during the fiscal year.  Management periodically reviews the adequacy and strength of the financial institutions and deems this to be an acceptable risk.

For the three months ended September 30, 2014 and 2013, approximately 1.31% and 18.52% of the Company's net sales were made to customers outside the United States. For the nine months ended September 30, 2014 and 2013, approximately 2.32% and 19.51% of the Company's net sales were made to customers outside the United States.

Reclassification

Certain reclassifications have been made to prior years’ financial statements to conform to the current year presentation.  These reclassifications had no effect on previously reported results of operations or accumulated deficit.

Note 4 – Accounts Receivable

The Company provides billing information to a third party billing company for the majority of its monthly billings.  Billings submitted are “filtered” by this billing company and the LEC’s. Net accepted billings are recognized as revenue and accounts receivable.  The billing company remits payments to the Company on the basis of cash ultimately received from the LEC’s by the billing company.  The billing company and LEC’s charge fees for services, which are netted against the gross accounts receivable balance. The billing companies also apply holdbacks to the remittance for potentially uncollectible accounts.  These dilution amounts will vary due to numerous factors and the Company may not be certain as to the actual amounts of dilution on any specific billing submittal until several months after that submittal.  The Company estimates the amount of these charges and holdbacks based on historical experience and subsequent information received from the billing companies.  The Company also estimates uncollectible account balances and provides an allowance for such estimates.  As of September 30, 2014 and 2013, the amount reserved for uncollectible account balances is $726, respectively.

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

UNILAVA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2014

Note 5 – Fixed Assets

Property and equipment consisted of the following at September 30, 2014 and December 31, 2013:

	September 30, 2014	December 31, 2013
Microwave towers	$1,949,019	$1,949,019

Computer equipment	225,435	232,863

Furniture & equipment	114,549	114,227

Software	35,858	35,858

Tenant improvements	197,615	186,949
	2,522,476	2,518,916
Accumulated depreciation	(1,167,083)	(1,100,084)

Fixed assets, net	$1,355,393	$1,418,832

Depreciation expense for the three months ended September 30, 2014 and 2013 was $19,323 and $16,066, respectively. Depreciation expense for the nine months ended September 30, 2014 and 2013 was $61,274 and $76,926, respectively.

Note 6 – Line of Credit and Notes Payable

As of September 30, 2014, the amount, maturity date and term of each of our loans were as follows:

Lender	Principal Amount	Interest Rate	Maturity Date
Thermo Credit LLC	$1,082,034	17.00%	January 17, 2011
AHAP	40,000	Various	Upon Demand
Brilliant Capital	993,606	8.00%	Upon Demand
InfoCity, LLC and Others	1,131,249	8.00%	Upon Demand
WC Fund	20,000	8.00%	Upon Demand
Joanne Marion	10,000	8.00%	Upon Demand
Dr. Dicken Yung (related party)	225,222	0.00%	Upon Demand
Baldwin Yung (related party)	326,200	0.00%	Upon Demand
Boaz Yung (related party)	1,125	0.00%	Upon Demand
Cherie Yung (related party)	337,508	0.00%	Upon Demand
	$4,166,944

As of December 31, 2013, the amount, maturity date and term of each of our loans were as follows:

UNILAVA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2014

Note 6 – Line of Credit and Notes Payable - continued

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
	$4,700,190

Thermo Credit agreement default and sale

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

Due to the default of the above credit facility between the company and Thermo Credit LLC.  A UCC1 Auction was held on July 23, 2014.  The final sale price of IBFA Assets was approximately $569,599 for all of the assets of IBFA, including cash and excluding local dial tone service.  The sale was conducted in two lots, the first lot included all of the assets except cash – there were no bidders for the lot including the local dial tone service, so the sale proceeded to the second lot – all of the assets of IBFA, including cash and excluding local dial tone service.  This was bid up to final sale price above.

The winning bidder was First Choice Technology – which was represented at the sale by the receiver Scott Howsare.  There were two other qualified bidders, but only Wholesale Carrier Service and First Choice Technology bid on IBFA

Note 7 – Stockholders’ Equity (Deficit)

Preferred Stock

The Company has authorized 5,000,000 shares of no par value preferred stock available for issuance.  No shares of preferred stock are outstanding as of September 30, 2014 and December 31, 2013.  Commensurate with the merger, the Company converted the former IWI Holdings outstanding Preferred Stock of 3,664,880 shares into 45,000,000 shares of common stock.

Common Stock

The authorized common stock is 120,000,000 shares at no par value.  As of September 30, 2014 and December 31, 2013, the Company had 100,052,888 and 100,052,888 shares of common stock issued but not outstanding, respectively.  The Company had 100,051,107 and 100,051,107 shares of common stock issued and outstanding, as of September 30, 2014 and December 31, 2013, respectively.  As of September 30, 2014 and December 31, 2013, the Company had 1,781 and 1,781 shares of treasury stock.

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

For the three months ended September 30, 2014

	Advertising Solutions	Wireless	Wireline	Other	Elimination		Consolidated
Revenue from external customers	$22,343	$371,413	$570,918	$-		$-	$964,674
Cost of revenue	-	109,262	320,857	-		-	430,119
Gross profit	22,343	262,151	250,062	-		-	534,555

Operations and support expenses	359,612	21,910	291,922	2,585		-	676,029
Depreciation and amortization	1,267	38,645	372	-		-	40,284

Total segment operating expenses	360,879	60,555	292,294	2,585		-	716,313

Segment operating income	(338,537)	201,596	(42,232)	(2,585)		-	(181,758)

Total other income (expense)	(734,598)	(32,814)	(86,350)	-		-	(853,761)

Net loss allocable to minority interest	-	(32,237)	-	-		-	(32,237)

Segment income before income taxes	$(1,073,134)	$132,545	$(128,582)	$(2,585)	$		$(1,071,756)

Segment assets	$1,461,904	$1,427,485	$8,769	$-		$(1,813,158)	$1,467,952

UNILAVA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2014

Note 8 – Segment Reporting - continued

For the three months ended September 30, 2013:

	Advertising Solutions	Wireless	Wireline	Other	Elimination	Consolidated
Revenue from external customers	$431,309	$560,911	$1,127,992	$-	$-	$2,120,212
Cost of revenue	5,527	542,401	672,317	-	-	1,220,245
Gross profit	425,782	18,510	455,675	-	-	899,967

Operations and support expenses	1,313,677	55,412	425,193	7,771	-	1,802,053
Depreciation and amortization	17,844	57,968	1,114	-	-	76,926

Total segment operating expenses	1,331,521	113,380	426,307	7,771	-	1,878,979

Segment operating income	(905,739)	(94,870)	29,368	(7,771)	-	(979,012)

Total other income (expense)	(262,470)	10,983	(11,977)	-	-	(263,464)

Net loss allocable to minority interest	-	24,573	-	-	-	24,573

Segment income before income taxes	$(1,168,209)	$(59,314)	$17,391	$(7,771)	$-	$(1,217,903)

Segment assets	$1,845,096	$1,490,258	$370,942	$682,000	$(1,813,158)	$2,575,138

For the nine months ended September 30, 2014:

	Advertising Solutions	Wireless	Wireline	Other	Elimination	Consolidated
Revenue from external customers	$34,996	$570,678	$903,057	$-	$-	$1,508,731
Cost of revenue	-	282,049	515,793	-	-	797,842
Gross profit	34,996	288,629	387,265	-	-	710,889

Operations and support expenses	564,380	33,942	426,161	4,220	-	1,028,703
Depreciation and amortization	2,563	57,968	743	-	-	61,274

Total segment operating expenses	566,943	91,910	426,904	4,220	-	1,089,977

Segment operating income	(531,948)	196,719	(39,639)	(4,220)	-	(379,088)

Total other income (expense)	(758,187)	(49,108)	(86,341)	-	-	(893,635)

Net loss allocable to minority interest	-	(28,685)	-	-	-	(28,685)

Segment income before income taxes	$(1,290,134)	$118,926	$(125,980)	$(4,220)	$-	$(1,301,408)

Segment assets	$1,461,904	$1,427,485	$8,769	$-	$(1,430,206)	$1,467,952

UNILAVA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2014

Note 8 – Segment Reporting - continued

For the nine months ended September 30, 2013:

	Advertising Solutions	Wireless	Wireline	Other	Elimination	Consolidated
Revenue from external customers	$259,010	$400,356	$696,950	$-	$-	$1,356,316
Cost of revenue	1,155	367,010	439,431	-	-	807,597
Gross profit	257,855	33,345	257,518	-	-	548,719

Operations and support expenses	813,225	32,276	261,598	4,743	-	1,111,842
Depreciation and amortization	3,639	38,645	743	-	-	43,027

Total segment operating expenses	816,864	70,920	262,342	4,743	-	1,154,869

Segment operating income	(559,009)	(37,575)	(4,824	(4,743)	-	(606,150)

Total other income (expense)	(214,352)	27,142	(2,966)	-	-	(190,177)

Net loss allocable to minority interest	-	6,702	-	-	-	6,702

Segment income before income taxes	$(773,361)	$(3,730)	$(7,789)	$(4,743)	$-	$(789,624)

Segment assets	$1,845,096	$1,490,258	$370,942	$682,000	$(1,813,158)	$2,575,139

Note 9 –Commitments

A portion of our facilities are under operating leases that expire at various dates through 2014.  Rent expense was $39,615 and $80,133 for the three months ended September 30, 2014 and 2013, respectively. Rent expense was $118,845 and $343,394 for the nine months ended September 30, 2014 and 2013, respectively.

Minimum rental commitments under all non-cancelable leases with an initial term in excess of one year were as follows as of December 30, 2014:

Year Payable	Amount
2014	$94,524
2015	27,910
2016 and Thereafter	7,910
Total	$130,344

Note 10 – Litigation

As of September 30, 2014, we had no material pending legal proceedings, except for the following.

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

Note 10 – Litigation - continued

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

Note 11 – Related Party Transactions

As of September 30, 2014, Dicken Yung, Chairman, had a loan balance of $225,222 and $28,940 as outstanding accounts payable which is still owed by the Company. The amounts are due on demand and bear no interest.  During the nine months ended September 30, 2014, the Company repaid $31,209.  As of September 30, 2014 and 2013, the balance owed was $254,162 and $261,624, respectively.

As of September 30, 2014, Baldwin Yung, CEO, had a loan balance of $326,200 and $56,707 as outstanding accounts payable which is still owed by the Company.  The amounts are due on demand and bear no interest. During the nine months ended September 30, 2014, the Company repaid $11,500. As of September 30, 2014 and 2013, the balance owed was $382,907 and $342,200, respectively.

As of September 30, 2014, Boaz Yung, EVP, had a loan balance of $1,125 and $8,739 as outstanding accounts payable which is still owed by the Company.  The amounts are due on demand and bear no interest.  As of September 30, 2014 and 2013, the balance owed was $1,125 and none.

As of September 30, 2014, Cherie Yung, Director, had a loan balance of $337,508 and $136,558, as outstanding accounts payable which is still owed by the Company.  During the nine months ended September 30, 2014, the Company repaid $16,721. As of September 30, 2014 and 2013, the balance owed was $337,508 and $332,279, respectively.

There were no other related party transactions in 2014.

 Note 12 – Subsequent Events

The Company signed a Memorandum of Understanding on December 7, 2009 to acquire an 80% interest in China Dragon Telecom Limited ("China Dragon Telecom") and its affiliates based in Hong Kong, China. The negotiations and execution of definitive agreements, regulatory approval and the performance of other customary conditions is expected to be completed in end-2012 due to additional audit procedures that are needed to issue the audited financials of China Dragon Telecom. As of September 30, 2014, China Dragon Telecom was still being audited by an accounting firm.

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

Our goal is to become a leading provider of communications services in the United States and the world. We offer our services and products to consumers, businesses, and other providers in the U.S. and worldwide. The services and products that we offer vary by market, and include:  wireless communications, local exchange services, long-distance services, data/broadband and Internet services, video services telecommunications equipment, wholesale services and directory advertising and publishing. We group our operating subsidiaries as follows, corresponding to our operating segments for financial reporting purposes:

·	Wireless subsidiaries provide both wireless voice and data communications services across the U.S. and, through agreements, in a substantial number of foreign countries;
·	Wireline subsidiaries provide primarily landline voice and data communication services, high-speed broadband and voice services;
·	Advertising solutions subsidiaries publish Local Area Yellow Pages directories and sell directory advertising and Internet-based advertising and local search; and

The following summarizes certain key financial information for the fiscal quarter ended September 30, 2014.

·	Total Sales: Total Sales were $457,395 for the three months ended September 30, 2014, a decrease of $208,738, or 31%, from $666,133 for the same period last year.

·
Gross Profit and Margin: Gross profit was $260,538 for the three months ended September 30, 2014, an increase of $39,243, or 18%, from $221,295 for the same period last year. Gross margin was 57% for the three months ended September 30, 2014, as compared to 33% for the same period last year.

·	Net Loss: Net loss was $332,449 for the three months ended September 30, 2014, a decrease of $120,270, or approximately 27%, from $452,719 for the same period of last year.

·	Basic net income per share: Basic net loss per share was approximately $0.00 for the three months ended September 30, 2014, as compared to approximately $0.00 for the same period last year.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Results of Operations

Comparison of Three Months Ended September 30, 2014 and 2013

The following table shows key components of our results of operations during the three months ended September 30, 2014 and 2013, in both dollars and as a percentage of our total sales.

U.S. dollars, except percentages	Three Months Ended September 30, 2014		Three Months Ended September 30, 2013
		Percent of		Percent of
	Dollars	Total Sales	Dollars	Total Sales
Total sales	$457,395	100%	$666,133	100%
Cost of sales	196,857	43%	444,838	67%
Gross profit	260,538	57%	221,295	33%

Salaries and payroll	161,096	35%	242,449	36%
Depreciation and amortization	19,323	4%	16,066	2%
Selling, general and administrative expenses	127,836	28%	244,228	37%
Income (loss) from operations	(47,717)	(10)%	(281,448)	(42)%

Other income (expense)	(271,385)	(59)%	(171,702)	(26)%
Loss before non-controlling interest	(319,101)	(70)%	(453,150)	(68)%
Net loss allocable to non-controlling interest	(13,347)	(3)%	432	0%

Net loss	$(320,278)	(73)%	$(452,718)	(50)%

Total Sales . Our total sales decreased 31% to $457,395 in the three months ended September 30, 2014 from $666,133 in the same period last year, primarily as a result of a decrease in sales in our online advertising business and attrition of customer base of a subsidiary.

Cost of sales . Our cost of sales decreased 56% to $196,857 in the three months ended September 30, 2014, from $444,838 in the same period last year, mainly due to a proportional decrease in our sales associated with our marketing campaign and training costs for our underperforming marketing centers during the 2014 period.

Gross profit and gross profit margin. Our gross profit increased 18% to $260,538 in the three months ended September 30, 2014, from $221,295 in the same period last year. The gross profit margin (gross profit as a percentage of total sales) was 57% for the three months ended September 30, 2014 and 33% for the three months ended September 30, 2013. The increase in the gross profit margin was primarily due to a decrease in our unprofitable marketing centers.

Salaries and payroll.   Our salaries and payroll expenses decreased 34% to $161,096 in the three months ended September 30, 2014 from $242,449 in the same period last year, mainly due to a continued reduction in personnel and related payroll expenses during the 2014 period.

Selling, general and administrative expenses. Our selling, general and administrative expenses decreased 48% to $127,836 in the three months ended September 30, 2014, from $244,228 in the same period last year, mainly due to an active management of our administrative costs to eliminate unnecessary expenses in connection with our operations.

Other income and expenses. Interest expense decreased 81% to $43,430 in the three months ended September 30, 2014, from $231,721 in the same period in 2013, primarily due to a decrease in loan interest associated with the Thermo Credit LLC loan.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Comparison of Three Months Ended June 30, 2014 and 2013 - continued

Income taxes. Income taxes remained flat at zero dollars in the three months ended September 30, 2014 from the same period in 2013, mainly due to recurring losses.

Net loss. As a result of the foregoing reasons, net loss decreased 27% to $332,449 in the three months ended September 30, 2014, from $452,719 in the same period last year.

Segment Data

Net (loss) for the advertising solutions segment decreased 8% to $(1,073,134) in the three months ended September 30, 2014, from $(1,168,209) in the same period last year, mainly due to an increase in our operations support areas, less efforts in direct marketing and higher attrition ratio.

Total assets for the advertising solutions segment decreased 21% to $1,461,904 as of September 30, 2014 from $1,845,096 as of September 30, 2013, mainly due to decrease in receivables from intercompany accounts.

Net profit/ (loss) for the wireless segment increased 323% to $132,545 in the three months ended September 30, 2014, from net loss of $(59,314) in the same period last year, mainly due to increases in costs associated with the increased sales.

Total assets for the wireless segment decreased 4% to $1,427,485 as of September 30, 2014, from $1,490,258 as of September 30, 2013, mainly due to amortization on tower assets.

Net income for the wireline segment decreased 839% to $(128,582) in the three months ended September 30, 2014, from $145,973 in the same period last year, mainly due to a decrease in marketing of wireless marketing and operating costs.

Total assets for the wireline segment decreased 98% to $8,769 as of September 30, 2014, from $370,942 as of September 30, 2013, mainly due to capital assets sold in the IBFA Auction.

Comparison of Nine Months Ended September 30, 2014 and 2013

The following table shows key components of our results of operations during the six months ended June 30, 2014 and 2013, in both dollars and as a percentage of our total sales.

U.S. dollars, except percentages	Nine Months Ended September 30, 2014		Nine Months Ended September 30, 2013
		Percent of		Percent of
	Dollars	Total Sales	Dollars	Total Sales
Total sales	$1,508,731	100%	$2,120,213	100%
Cost of sales	797,842	58%	1,220,245	58%
Gross profit	710,889	42%	899,968	42%

Salaries and payroll	546,651	37%	786,287	37%
Depreciation and amortization	61,274	4%	76,926	4%
Selling, general and administrative expenses	482,052	48%	1,015,766	48%
Income (loss) from operations	(379,087)	(46)%	(979,011)	(46)%

Other income (expense)	(737,654)	(12)%	(263,462)	(12)%
Loss before non-controlling interest	(1,116,740)	(59)%	(1,242,473)	(59)%
Net loss allocable to non-controlling interest	(28,685)	(1)%	24,573	1%
Net loss	$(1,145,426)	(57)%	$(1,217,901)	(57)%

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

Comparison of Nine Months Ended September 30, 2014 and 2013 - continued

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

Liquidity and Capital Resources

As of September 30, 2014, we had cash and cash equivalents of approximately $6,049. The following table provides a summary of our net cash flows from operating, investing, and financing activities. To date, we have financed our operations primarily through net cash flow from operations, augmented by short-term bank and personal borrowings and equity contributions by our shareholders.

U.S. Dollars	Nine Months Ended September 30,
	2014	2013
Net cash provided by (used in) operating activities	$524,279	$(171,485)
Net cash provided by (used in) investing activities	(16)	(5,880)
Net cash provided by (used in) financing activities	(536,688)	145,028
Net increase in cash and cash equivalents	$--	$--

Operating Activities

Net cash provided by/ (used in) operating activities was $524,279 in the nine months ended September 30, 2014, compared with $(171,485) used in operating activities in the same period last year. Net loss after adjustment for noncash items was $371,365 in the six months ended June 30, 2014.  This decrease was primarily due to increased operating and legal costs of underperforming subsidiaries.

Investing Activities

Net cash used in investing activities in the nine months ended September 30, 2014 was $(16), compared with $(5,880) used in investing activities in the same period last year. The decrease was mainly due to purchases of equipment in the previous years period.

Financing Activities

Net cash provided by/ (used in) financing activities in the nine months ended September 30, 2014 was $(536,688), compared with $145,028 of net cash provided by financing activities in the same period in 2013. The decrease in net cash provided by financing activities was mainly due to cash proceeds from unrelated third-party loans and proceeds from related party loans offset by a repayment of the related party loans.

Capital Expenditures

Our capital expenditures for the nine months ended September 30, 2014 and 2013 were none and $4,494, respectively. As of September 30, 2014, we had cash and cash equivalents of $6,049, primarily consisting of demand deposits.

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

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Loan Commitments

As of September 30, 2014, the amount, maturity date and term of each of our loans were as follows:

Lender	Principal Amount	Interest Rate	Maturity Date
Thermo Credit LLC	$1,082,034	17.00%	January 17, 2011
AHAP	40,000	Various	Upon Demand
Brilliant Capital	993,606	8.00%	Upon Demand
InfoCity, LLC and Others	1,131,249	8.00%	Upon Demand
WC Fund	20,000	8.00%	Upon Demand
Joanne Marion	10,000	8.00%	Upon Demand
Dr. Dicken Yung (related party)	225,222	0.00%	Upon Demand
Baldwin Yung (related party)	326,200	0.00%	Upon Demand
Boaz Yung (related party)	1,125	0.00%	Upon Demand
Cherie Yung (related party)	337,508	0.00%	Upon Demand
	$4,166,944

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

·
Impairment of long-lived assets. The Company reviews the carrying amount of its long-lived assets, including intangibles, for impairment, each reporting period. An asset is considered impaired when estimated future cash flows are less than the carrying amount of the asset. In the event the carrying amount of such asset is considered not recoverable, the asset is adjusted to its fair value. Fair value is generally determined based on discounted future cash flow. For periods ended  September 30, 2014 and December 31, 2012, the Company determined no impairment charges were necessary.

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

As required by Rule 13a-15(e), our management has carried out an evaluation, with the participation and under the supervision of our Chief Executive Officer and Chief Financial Officer, Mr. Baldwin Yung, of the effectiveness of the design and operation of our disclosure controls and procedures, as of September 30, 2014. Based upon, and as of the date of this evaluation, Mr. Yung, determined that, for the reasons disclosed below, as of September 30, 2014, and as of the date of this Report, our disclosure controls and procedures were not effective.

ITEM 4.	CONTROLS AND PROCEDURES - continued

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as based on framework established in Internal Control Integrated Framework issued by the committee of Sponsoring Organizations of the Treadway Commission (COSO) as of June 30, 2014. During our management’s review of our internal control over financial reporting as of September 30, 2014, our management identified the following material weaknesses in the company’s internal control over financial reporting:

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

Changes in Internal Control Over Financial Reporting

During the quarter ended September 30, 2014, there were no changes in our internal control over financial reporting identified in connection with the evaluation performed during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Date: December 19, 2014	UNILAVA CORPORATION

	By:	/s/ Baldwin Yung
Baldwin Yung, Chief Executive Officer and Chief Financial Officer (Principal Executive, Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certifications of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certifications of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Temporary Hardship Exemption

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Extension Presentation Linkbase